Form 10-K
period 2006-12-31
Glenrose Instruments Inc.
filed 2007-04-13
CIK 1340095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No.:

GLENROSE INSTRUMENTS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3521719 (I.R.S. Employer Identification No.)

Glenrose Instruments Inc. 45 First Avenue Waltham, MA 02451 (Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 622-1120

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(s) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company. Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  Not applicable — the registrant’s Common Stock is not traded on any market.

Documents incorporated by reference:  None

GLENROSE INSTRUMENTS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Business

General

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services, Inc. owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments Inc. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the Company, and the Company owns all of the outstanding stock of its subsidiary, ESI. Prior year comparative numbers for both the number of shares outstanding and earnings-per-share have been restated for consistency. As of December 31, 2006, ESI (which includes in consolidation Eberline Services Hanford, Inc. (“ESHI”), and Lionville Labs, Inc. (“Lionville”) collectively constituted all of the revenues and expenses of the Company.

GlenRose Instruments Inc., a Delaware corporation, owns 100% of the stock of ESI and its subsidiaries (collectively “Eberline Services”). Through ESI and its subsidiaries, the Company provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

We provide radiological characterization and analysis; hazardous, radiological and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We do not treat, store, transport or dispose of hazardous waste as part of our business. As part of our ongoing business, our labs generate wastes, and we employ commercial firms to transport, treat, and dispose of the wastes. We also operate a network of laboratories in four locations in the United States.

Although we intend to continue to grow our laboratory and radiological services business, our primary growth strategy is to acquire and operate analytical instruments businesses. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. Our management has extensive experience in acquiring and operating large analytical instruments businesses. We have identified a number of companies with revenues of between $10-35 million as potential acquisition targets, although we do not have any commitments to buy any businesses. Our initial strategy will be to acquire instrument companies, which may be in difficult business condition but have well-established and proven technology. Our plan is to increase their operating margins and revenues using techniques developed by our management team during the course of their careers in the analytical instruments industry.

GlenRose Instruments Inc. principal operational headquarters is located in Albuquerque, New Mexico, and our principal executive offices are located in Waltham, Massachusetts. We plan to maintain a website at the following address: www.glenroseinstruments.com. Through a link on our website to the SEC website, www.sec.gov, we will provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. The charters of our Board committees, and our Code of Business Conduct and Ethics for our directors, officers and employees, will also be available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this report.

Background and Market

Environmental Services

The principal regulatory drivers of the hazardous waste management industry are the Resource Conservation and Recovery Act, or RCRA, enacted in 1976, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA. RCRA requires waste generators to distinguish between “hazardous” and “non-hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. The collection and disposal of solid and hazardous wastes are subject to local, state and federal laws and regulations, which regulate health, safety, the environment, zoning and land use. CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release. An integral part of this regulatory and compliance scheme is the need to detect and measure contaminants in order to ensure compliance.

Our present focus is on the detection and measurement of radioactive wastes and “mixed wastes” which consist of radioactive wastes and other hazardous materials. These wastes were primarily generated by the federal government during the development and production of nuclear weapons. The nuclear power industry is another source of radioactive wastes.

The Department of Defense (DOD) and Department of Energy (DOE) have had annual budgets for environmental expenditures that include cleaning up military bases and restoring former nuclear weapons facilities. These budgets are detailed in the annual budget requests from the departments to Congress, Congressional appropriations reports and bills, and Congressional authorization reports and bills. An example is the DOE’s fiscal year 2007 Congressional budget request made in February 2006. The DOE’s request includes a request for $5.8 billion for its environmental management organization. The DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. In its fiscal year 2007 Congressional budget request, the DOE stated that “to meet our environmental cleanup commitments left over from the Manhattan Project and the Cold War, the budget submission requests $5.8 billion to clean up legacy nuclear waste sites”. The request of $5.8 billion compares to appropriations of $6.6 billion and $7.3 billion for the fiscal years 2006 and 2005.

Our radiological and waste management services are employed primarily by the federal government in connection with the cleanup of the former and present atomic weapons and energy sites operated by the federal government.

Analytical Instruments

According to published sources, in 2004, the analytical instrument market was approximately $25 billion in revenues (Strategic Directions International, Inc., The Laboratory Life Science and Analytical Instrumentation Industry, Market Forecast: 2004-2008, SDi’s Global Assessment Report, 8th Edition, June 2004, page 20). Going forward, the global analytical instrument market is forecasted by industry reports to show solid growth, and assuming no macro-economic changes, should have sales in excess of $33 billion by 2008 (Strategic Directions International, Inc., The Laboratory Life Science and Analytical Instrumentation Industry, Market Forecast: 2004-2008, SDi’s Global Assessment Report, 8th Edition, June 2004, page 44). We do not currently operate in the analytical instruments market, but we plan to do so in the future.

Currently, there are over 60 types of analytical instruments being sold into a variety of markets worldwide. Analytical instruments for life sciences represent the largest single segment with annual sales of approximately $6.9 billion; sales of liquid phase instrumentation are approximately $4.1 billion; and sales of molecular spectroscopy instrumentation are approximately $2.7 billion. Instrument companies within these segments currently have higher valuations due to higher growth rate expectations. Over time, the growth rates and valuations of individual segments tend to vary as new instrumentation areas develop, demand for older instruments levels off, or new technology and regulations render older instruments obsolete.

Technologists, regulators and managers around the world rely on analytical and life science instrumentation in the pursuit of knowledge in all types of industries, from drug development and research to polymers and plastics to environmental monitoring. The number of different types of instruments and technologies employed is almost as large as the number of applications for which they are used. These life science and analytical instruments are based on various chemical separation, optical and other techniques, which each have strengths in analyzing specific materials and compounds.

Technological advancements and the search for production efficiency are driving the demand for application-specific laboratory analytical instruments and services globally. Market developments include a trend toward integrated instrumentation and software as well as extensive research in biochemistry, drug discovery, homeland security and environmental testing. Greater emphasis on quality control in manufacturing processes and economic prospects are also creating a positive impact. Historically, many instrument markets have remained relatively insulated from general economic pressures and have seen solid growth.

Improvements in instrument design such as miniaturization, incorporation of software and unattended operation with automated sample handling are aiding customers to maximize productivity and minimize costs. Vendors are focusing on compatibility of instruments with research facilities such as lab-on-a-chip and laboratory information management systems to enable complete interconnectivity. Application-specific equipment, such as surface analyzers for semiconductor chips and infrared spectrometers, are increasing the demand for these instruments as a whole.

Analytical instruments are found in over 200,000 laboratories scattered around the world. Until recently, the major markets were the United States, Western Europe and Japan. Recently, countries such as China, Taiwan and South Korea are becoming major purchasers of all types of analytical instruments.

The majority of the instrument purchases are by large commercial companies, universities and government laboratories. After the government, the pharmaceutical industry is the largest single purchaser of analytical instruments. Academia traditionally continues to have a strong demand for nearly every type of available instrument due to the complete range of scientific disciplines found at universities.

Analytical Laboratory Services

Services

We operate a network of laboratories in four locations in the United States. In addition to three radiochemistry laboratories, we also operate a stable chemistry laboratory, which provides analyses for traditional samples and for radioactive mixed waste samples. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. The Company and its predecessors have served the nuclear industry since 1948 with the opening of a laboratory in Richmond, California. In addition, we have laboratories in Albuquerque, New Mexico; Oak Ridge, Tennessee; and Exton, Pennsylvania.

We provide a wide variety of sample analyses for government agencies, industry and nuclear utilities. The radionuclides or radioactive substances analyzed are in many chemical and physical forms, often in low concentrations and in a variety of matrices. These matrices include:

•                  Surface and potable water

•                  Sea water

•                  Rain water

•                  Air filters

•                  Soils and sediments

•                  Food stuffs

•                  Vegetation

•                  Aquatic and land animals

•                  Particulate fallout

•                  Urine and feces bioassay

•                  Reactor coolants and effluents

•                  Irradiated reactor fuel

•                  Fissionable material

•                  Low-level radioactive waste

We have extensive experience in the transuranic characterization of samples generated by the nuclear utility industry, by nuclear fuel processors, and by Department of Energy and Department of Defense facilities. Transuranic isotopes are those radioactive substances found in the atomic weapons and nuclear industries that must be isolated and disposed of in order to produce clean sites that can be returned to industrial use. We have specifically designed procedures to dissolve any refractory transuranic substances that may be present in samples from the nuclear fuel cycle. We can also perform radio-bioassays to detect and quantify radioactive substances in body fluids and excretions. Our laboratories use a broad range of analytical techniques and instrumentation. However, we work in the environmental range of analyses and do not undertake to perform high-level (hot lab) analyses.

Our stable chemistry analysis laboratory in Exton, Pennsylvania offers a full range of capabilities and a large capacity to support environmental laboratory programs. Water, soil, solid waste and air samples are analyzed for a wide variety of organic, inorganic and physical parameters using a variety of Environmental Protection Agency protocols and American Society for Testing and Materials methods. Routine service capabilities include organic chemicals, metals, wet chemistry and physical properties. Ancillary services include field sampling, field screening, data interpretation, method development and validation, onsite laboratories, mobile laboratories, analytical specifications preparation (QA project plans, sampling and analysis plans) and data storage.

Regulation

While our business has benefited substantially from increased governmental regulation of hazardous wastes, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. Environmental testing laboratories like those we operate are subject to a variety of certifications. We believe that we have acquired all operating permits and approvals required for the current operation of our business. We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

Our laboratories hold the appropriate permits and licenses from the Department of Energy, Department of Defense, U.S. Corps of Engineers, Navy, Nuclear Regulatory Agency, and from over 26 states.

Clients

The largest component of our laboratory business is with the federal government and its prime contractors. We service more than 100 clients overall. We generally have long-standing relationships with our clients, averaging more than ten years with our top ten clients. Our diversified client base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. Our clients include federal agencies, prime contractors to the federal government, state regulatory agencies, and leading companies in the environmental marketplace.

Our strategy is to develop and maintain ongoing relationships with a diversified group of customers who have recurring needs for environmental services. We strive to be recognized as a reliable and high quality supplier of laboratory testing services based upon quality, responsiveness, customer service, information technologies, breadth of analytical techniques and cost effectiveness.

For the previous three years ended December 31, 2006, December 31, 2005 and December 31, 2004, the federal government and its prime contractors accounted for more than 90% of our consolidated revenues. Only two contracts, the KSL LLC (“KSL”) at Los Alamos for which the prime contractor is KSL Services JV, and the River Corridor Contract (“RCC”) contract for which the prime contractor is Washington Closure Hanford, LLC, accounted for more than 10% of our consolidated revenues. Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, the inability to win new government contracts would have a material adverse effect on our business and financial condition.

Laboratory pricing is based upon fixed unit pricing. In this process, clients are invoiced for each analysis based on a fixed price for each substance that is analyzed, the type of report and quality assurance desired, and the total price is determined by the number of corresponding analyses. Discounts may be provided for large volumes. Premiums are added for faster turn-around times of analyses. The laboratories have no cost-reimbursable contracts.

We provide our services under contracts and purchase orders. We bill all of our laboratory clients as analyses are completed and data packages are submitted to the client. No billing is done periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion. Analyses are normally completed and invoiced within one month after sample receipt from the client.

Environmental Services

Services

Our environmental specialists provide a wide range of services for radiological characterization and analysis; hazardous, radioactive and mixed waste management; and environmental, safety and health management. These services include program development, implementation and assessment; regulatory analysis, strategy development, permitting and compliance; and environmental liabilities management through such techniques as pollution prevention and application of best management practices. Our field services personnel provide radiological and industrial hygiene control and monitoring.

Our major environment services client is the federal government, either directly or through its prime contractors. Our experience dates back to 1989 when we had our first contracts at the Department of Energy’s Los Alamos National Laboratory (Los Alamos) and Waste Isolation Pilot Plant (WIPP).

Our core competencies in environmental services are hazardous and radioactive waste characterization, waste management, and multimedia environmental regulatory compliance. Environmental regulatory compliance capabilities include multimedia environmental program development, implementation and assessment, including in the following areas:

•                  Air quality;

•                  Water quality (drinking water, storm water, wastewater, surface water and groundwater);

•                  Waste management (sanitary, solid, hazardous, radioactive, mixed and toxic substances);

•                  Soil and subsurface quality (bioremediation strategies for petroleum-contaminated soils; and characterization and investigation of subsurface contamination).

The current personnel of our environmental services operations consist of over 25 professionals, who include environmental scientists and engineers, health physicists and nuclear engineers. The staff members hold professional certifications and registrations such as Certified Environmental Trainer, Safe Drinking Water Act Compliance Sampler, Hazardous Waste Specialist, Hazardous Substances Professional, Registered Environmental Manager, Certified Hazardous Materials Manager, New Mexico Water Systems Operator Levels I through IV, and New Mexico Wastewater Systems Operator Levels I through IV. Several of our employees have

Department of Energy security clearances. Approximately 90% of our environmental personnel supporting Los Alamos hold college degrees.

As an outgrowth of its radiological characterization expertise, our staff developed for its own use a gamma spectral analysis software tool, SNAP™, which we use on projects at Los Alamos, Rocky Flats Environmental Technology Site (Rocky Flats), and Idaho National Engineering and Environmental Laboratory (Idaho National Lab). This software tool allows an experienced gamma spectral analyst more flexibility in performing peak identification, source modeling, and assay calculations than other similar, commercially available software. SNAP is used by customers at Los Alamos, Sandia National Laboratories, and at the U.K. atomic agency in Aldermaston, England.

Clients and Contracts

We currently manage and perform contracts for clients at Los Alamos, Idaho National Lab, Oak Ridge National Laboratory (Oak Ridge), and for the New Mexico Environment Department. At Los Alamos, where we have supported waste management and environmental protection programs since 1989, we currently have two contracts. These include task order contracts to provide radiological waste characterization services and waste management technical support services, as well as a subcontract to manage environmental protection programs for the Los Alamos site support services subcontractor. We have provided radiological characterization services in support of closure activities at Rocky Flats since 1999, and radiological characterization in support of waste retrieval operations at Idaho National Lab since 2003. We have provided on-call, statewide hazardous materials incident response services to the New Mexico Environment Department since 1997.

Our waste management expertise includes comprehensive waste certification and characterization support activities for transuranic wastes destined for WIPP. We have provided WIPP certification support at numerous Department of Energy sites including Hanford (Washington State) Reservation Site (Hanford Reservation), Los Alamos, Idaho National Lab, Oak Ridge, Argonne National Laboratory-East and Lawrence Berkeley National Laboratory, and we have operated mobile transuranic waste characterization systems at Nevada Test Site and Argonne National/Laboratory-East. Additionally, the environmental services group is part of the PMTech, Inc. team that has been awarded one of the Department of Energy’s nationwide decontamination, decommissioning and remediation contracts. The environmental group has multiple-year basic ordering agreement contracts in two areas at Los Alamos. The first is a five-year ID/IQ contract for waste management which is nearing the end of its life. With the change in management at LANL, the contract may not be renewed or fully utilized as the laboratory management determines the new direction of the LANL. The second is an environmental support contract to KSL LLC (“KSL”), a prime contractor at Los Alamos, which generates approximately $1.7 million dollars per year. Our Los Alamos contract with KSL was renewed in November of 2006 for one year and an extension for one more year is anticipated. Eberline has been contracted for this scope of work for the last eight years, as a subcontractor to KSL and its predecessor.

Since 1994, our Eberline Services Hanford, Inc. subsidiary has provided radiological and industrial hygiene support, quality assurance, and safety services as a pre-selected subcontractor to Bechtel Hanford, Inc. at the Hanford Reservation. The Hanford Reservation is the largest complex within the Department of Energy, and the cleanup program is anticipated to extend beyond 2035. From 1994-2005, our subsidiary generated over $120 million in revenue from the Environmental Restoration Contract (“ERC”). Based in Richland, Washington, our subsidiary has approximately 172 employees. It has a contract with the Hanford Atomic Metal Trades Council labor bargaining unit and employs radiological control and industrial hygiene technicians to support Hanford Reservation projects. The Hanford Reservation contract is the largest held by us and accounts for more than 40% of our total revenues.

Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. That contract, the ERC Contract, expired on August 30, 2005. In August 2005, the Department of Energy awarded the successor contract, the River Corridor contract (“RCC”), to Washington Closure Hanford, LLC (“WCH”). WCH pre-selected Eberline Services Hanford, Inc. as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the WCH prime contract has substantial incentives for the team to complete the project in seven years. Eberline Services’ current contract relationship with WCH is on a year-to-year basis in which the extensions to the base contract provide for six years. We have completed the first year and are into the second year of the contract. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the government.

At the Hanford Reservation site, we provide radiation protection services for the excavation, decontamination, and decommissioning of reactors, area surveillance maintenance and transition facilities, area remedial action and waste disposal sites, the Environmental Restoration Disposal Facility for the underground disposal of low-level wastes, the ground water project, and the complex decontamination and decommissioning of the plutonium processing facility. The services provided by our radiological personnel include:

•                  Maintain adequate staffing of radiological control technicians and radiological control supervisors for the projects to detect and prevent the exposure of personnel to radiation;

•                  Perform and document radiation, contamination and airborne surveys;

•                  Write and approve radiological work permits;

•                  Write and implement procedures and work instructions to ensure compliance with federal regulations for conducting work in areas that cause exposure to radioactivity;

•                  Provide program and inventory support for the radiological instrumentation and source control programs;

•                  Maintain and provide input for radiological worker and workplace monitoring metrics;

•                  Provide radiation surveys of large, contaminated open areas on the Hanford Reservation site using proprietary GPS and laser-assisted radiological mapping systems; and

•                  Maintain a cadre of certified instructors that provide radiological training.

We have established an excellent record for working safely in an environment consisting of radioactively contaminated condemned buildings and nuclear reactors, contaminated excavation sites with steep slopes and trenches, and in the vicinity of heavy equipment. In spite of the fact that approximately 149 technicians are deployed daily to work in excavation sites and old buildings and facilities, we have had only one lost-time injury in the 10-year ERC contract history.

Government Contracts

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•                  Require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;

•                  Impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and

•                  Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

In addition, our U.S. Government contracts (or those of the prime contractors) typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance of the contract. U.S. Government contracts generally contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

Competition

We believe that the principal competitive factors in all areas of our business are:

•                  technical proficiency;

•                  operational experience;

•                  price;

•                  breadth of services offered; and

•                  local presence.

We compete with a diverse array of small and large organizations including the following:

•                  national or regional environmental management firms;

•                  national, regional and local architectural, engineering and construction firms;

•                  environmental management divisions or subsidiaries of international firms

•                  engineering, construction and systems companies; and

•                  hazardous waste generators that have developed in-house capabilities.

If and when we acquire an analytical instrument business and enter that market, competition in that market will be intense. Currently, there are hundreds of analytical instrument companies worldwide. Sizes range from a few million dollars to over a billion dollars in analytical instrument revenues. The top ten analytical instrument companies represent approximately 40% of the overall market.

Proprietary Technology

We have developed substantial proprietary technology and have established and maintain an extensive knowledge of the leading commercially available technologies. We incorporate these technologies into the environmental services that we provide to our customers. We currently hold three patents and 15 trademarks in the United States, and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

We have several proprietary technologies that we believe give us a competitive advantage by offering unique services that benefit our clients, including:

•                  SNAPTM (Spectral Nondestructive Assay Platform)

•                  SGSTM (Segmented Gate System)

•                  GPERSTM (Global Positioning Environmental Radiological Surveyor)

•                  LARADSTM (Laser-Assisted Ranging and Data System)

•                  APNEATM (Active-Passive Neutron Activation)

SNAP: Spectral Nondestructive Assay Platform

Each transuranic analysis is comparatively expensive due to the rigorous accuracy and quality assurance requirements dictated by federal and state law. Another cost consideration to Department of Energy is that the disposal of transuranic waste at the WIPP is significantly more expensive than the disposal of routine low-level radioactive waste. Therefore, we have identified a secondary opportunity to provide a less expensive onsite analysis of uncharacterized waste to distinguish these wastes at the generator’s site. SNAP is the technology we developed in response to this need. SNAP is an onsite and non-intrusive method to radiologically characterize the contents of a wide array of wastes at lower costs than other methods. The use of mathematical models allows the Company to adequately characterize and quantify wastes in less than one-half the time typically required to achieve comparable results. SNAP makes it possible to accurately characterize wastes of unknown composition with minimal effort.

Defensible, cost-effective waste characterization capability is essential to the remediation of contaminated sites and waste management. SNAP yields the following benefits:

•                  Cost savings over standard characterization techniques;

•                  Small, light-weight, portable, and battery-powered instrumentation that lends its use to remote deployment;

•                  Digital storage of data on the locations and concentrations of contaminants and display of the data in near real-time;

•                  Ability to assay all sizes and shapes of waste packages;

•                  Portable non-destructive assay technology yielding excellent detection limits in addition to accurate radionuclide quantification;

•                  Data on isotopes, concentration levels and locations (rather than just activity levels).

Considering the high cost of transuranic waste management and disposal, reductions such as these have produced significant cost savings for our clients. We believe that the use of SNAP has reduced disposal costs at the WIPP site.

SGS: Segmented Gate System

The Segmented Gate System (SGS) is a technology that separates radioactively contaminated soil from clean soil. The SGS is a combination of sophisticated conveyor systems, radiation detectors and computer controls that remove contaminated soil from a moving feed supply on a conveyor belt. It significantly reduces the volume of contaminated soils requiring treatment and disposal, enabling large cost savings. The clean soil stream is diverted for return to the site or cheaper disposal options. The SGS has been successfully used to remediate over 200,000 cubic yards of plutonium-contaminated soil on Johnston Atoll, which is the largest environmental restoration project involving a significant volume reduction of radioactively contaminated soil. The system has also processed over 15,000 cubic yards of soils contaminated with various radionuclides at many Department of Energy and Department of Defense sites across the United States. The system is presently employed at a commercial site in Louisiana to remediate soil contaminated with radionuclides from oil field operations.

Radiological Mapping Systems

We offer two types of radiological mapping technologies, GPERS and LARADS.

Common features of the two radiological mapping systems are as follows:

•                  Both systems collect and store in electronic files the positional coordinates and radiological readings on a point-per-second basis. These field files are then downloaded and processed with software to produce both a color-coded (based on radiological reading) map of the survey trace overlaid upon a CAD base map or digital photo of the site or area; and

•                  Survey detectors can be hand-carried or mounted on vehicle for large area surveys.

Use of the GPERS and LARADS systems offers several advantages over traditional radiological surveys, which involve manual collection and documentation of objective data and manual data archival, management, and assembly. These advantages include:

•                  The GPERS system constantly updates position data from global positioning satellites accurate to within less than 0.5 meters. The LARADS system utilizes an auto tracking laser range finding system to provide the same positioning data accurate to less than inch for those situations where satellite data are unavailable (i.e., indoors or under trees next to buildings);

•                  GPERS and LARADS automatically acquire and store radiation and positioning data as the technician moves from location to location providing a continuous record in retrievable format;

•                  The radiation data are acquired every second and can be merged, averaged, and evaluated without subjective operator interpretation;

•                  The need for manual data entry is eliminated because data are collected and stored in database format. This eliminates transcription errors and position errors, and also allows the position data to be reported in any commonly used coordinates system;

•                  Ability to report on data collected within 24 hours; and

•                  Savings in accelerated performance.

GPERS: Global Positioning Environmental Radiological Surveyor. Global Positioning Environmental Radiological Surveyor (GPERS) is a lightweight survey platform used for performing radiological surveys in open land areas. GPERS reduces labor requirements to characterize large outside land areas for radiological contaminants, thereby significantly reducing project costs. This technology merges standard radiation monitoring equipment with satellite global positioning to accurately locate and quantify areas of elevated radioactive contamination. The accuracy of the sophisticated equipment automatically produces repeatable and verifiable coordinates, thus reducing requirements for extensive grid establishment. The GPERS is coupled with conventional radiation detectors for outdoor radiological surveys where positional accuracies of less than one meter are sufficient.

LARADS: Laser-Assisted Ranging and Data System. Laser-Assisted Ranging and Data System (LARADS) is a radiological surveying instrument that automates the collection of indoor radiation measurement data. LARADS reduces labor costs to characterize the interior surfaces of buildings where GPS tracking is unavailable. This system integrates standard radiation monitoring equipment with a laser positioning total system to locate elevated levels of radioactive contamination. Both GPERS and LARADS databases can be overlaid on digital photographs, CAD drawings, and drawings generated by the system to visually depict the characterization data.

LARADS offers two advantages over the GPERS systems in that:

•                  It can be used inside a building or facility, while the GPERS requires a view of the sky; and

•                  Its positional accuracy, and hence detector velocity, are much more precise. This allows greater control of survey scan rates, and post-processed MDAs are much more accurate. The LARADS includes an alarm to alert the surveyor if the velocity user-set point is exceeded.

The resulting color-coded data maps are helpful tools for evaluating site conditions and providing pre-job briefings. This system is coupled with conventional radiation detectors for indoor surveys or surveys where higher positional accuracy is desired (less than two cm). The LARADS system can be (and has been successfully) mounted on automated platforms to allow surveys of walls and ceilings without the use of ladders and scaffolds, minimizing the risks to personnel accessing these types of equipment.

Research and Development

We do not presently conduct any independent research and development.

Employees

As of December 31, 2006, we employed approximately 298 active full-time employees. Included in this group are approximately 149 employees at the Hanford Reservation who are unionized. One of our subsidiaries has a contract with the Hanford Atomic Metal Trades Council. We have a good relationship with the union. In general, we believe that our relationship with our employees is satisfactory.

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock if one should develop.

We have incurred losses, and these losses may continue in parts of our business.

For the years ended December 31, 2006 and 2005, we reported net income of $512,591; and $202,784 respectively, however, we incurred losses in 2004, 2003 and 2002. As DOE closes facilities, it may mean fewer projects and samples for analytical services and environmental services.

We are substantially dependent on contracts with the U.S. Government.

Over 90% of our revenue is derived, directly or indirectly, from contracts with the federal government. The environmental group has multiple-year basic ordering agreement contracts in two areas at Los Alamos. The first is a five-year ID/IQ contract for waste management which is nearing the end of its life. With the change in management at LANL, the contract may not be renewed or fully utilized as the laboratory management determines the new direction of the LANL. The second is an environmental support contract to KSL LLC (“KSL”), a prime contractor at Los Alamos, which generates approximately $1.7 million dollars per year.

In August 2005, the Department of Energy awarded the successor contract, the River Corridor contract (“RCC”), to Washington Closure Hanford, LLC (“WCH”). WCH pre-selected Eberline Services Hanford, Inc. as a subcontractor, which continues to provide services to the site-wide clean-up effort. The scope of the work of the WCH prime contract has substantial incentives for the team to complete the project in seven years.

Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, many of our contracts with federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by the applicable federal agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. The inability to win new government contracts would have a material adverse effect on our business and financial condition.

Fixed-price contracts expose us to losses in the event of unanticipated cost increases.

We presently do not have fixed-price contracts, but may in the future. Our laboratories conduct fixed-price sample business, which constitutes over 30% percent of our revenues. In the event we are awarded fixed-price contracts, unanticipated or unforeseeable cost increases, could have a material adverse impact on our financial condition if we underbid these contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

•                  underestimation of costs;

•                  problems with the appropriate choice of technologies;

•                  unforeseen costs or difficulties;

•                  delays beyond our control; and

•                  economic and other changes that may occur during the contract period.

It is possible that future federal audits performed by DCAA on cost-plus-fixed-fee and related types of government contracts may result in overpayments by the government. Any settlement of that sort may create a liability for the Company. In the past, settlements had the opposite effect with the Company recouping additional funds. The possibility, however, does exist for over billing due to incorrect provisional overhead rates in a given year.

Our government contracts expose us to the possibility of substantial fines and penalties, governmental audits and investigations and suspension or debarment.

We face specific risks associated with government contracting, which include the risk of substantial civil and criminal fines and penalties for violations of applicable laws and regulations. Government contracting requirements are complex, highly technical and subject to varying interpretations. During the course of an audit, an agency may disallow costs if, for example, it determines that we improperly accounted for such costs in a manner inconsistent with government cost accounting standards. Under the typical “cost-reimbursable” government contracts that we perform, only those costs that are reasonable, allocable and allowable are recoverable in accordance with federal acquisition regulations and cost-accounting standards. In addition to damage to our business reputation, the failure to comply with the terms of one or more of our government contracts could also result in our suspension or debarment from government contract projects for a significant period of time. This would have a material adverse effect on our business.

Our nuclear waste management services subject us to potential environmental and other liabilities.

Our business of rendering services in connection with management of waste, including certain types of hazardous waste and low-level radioactive waste, subjects us to risks of liability for damages. Such liability could involve, without limitation:

•                  claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials;

•                  claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and

•                  claims alleging negligence or professional errors or omissions in the planning or performance of our services.

In addition, we are subject to potentially large civil and criminal liabilities. The government could suspend or disbar us as a government contractor or hold us liable for any failure to abide by environmental laws and regulations.

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

Our primary growth strategy is to acquire and operate analytical instruments businesses. Promising acquisitions are difficult to identify and complete for a number of reasons. For example:

•                  We may fail to identify suitable acquisition candidates or to acquire additional companies on favorable terms.

•                  We may fail to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•                  We may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls.

•                  These acquired companies may not perform as we expect.

Furthermore, identifying and pursuing future acquisition opportunities requires a significant amount of management time and skill.

Our acquisition strategy will require additional capital, and we may not be able to raise this capital on favorable terms, if at all.

We anticipate that we will need to raise additional capital to fund our acquisition strategy and our cash needs may vary significantly from our projected needs. If our estimates as to future cash needs are wrong, we may need to raise additional capital sooner than expected. We cannot assure you that our estimations regarding our cash needs will prove accurate, that we will be able to secure required additional financing if needed, or that additional financing, if obtained, will be on favorable or acceptable terms. We may raise additional funds through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our existing business, reduce the scope of our operations or cease operations entirely.

We are substantially dependent on current management, and if we fail to attract and keep senior management and key scientific and operating personnel, we may be unable to successfully pursue our growth strategy.

Our success depends on the contributions of our key management, especially our Chief Executive Officer, Arvin Smith, and our Chairman, John Hatsopoulos. Their respective ages are 77 and 72. We expect that our future market capitalization will be in significant part dependent on the reputation of these individuals. We do not have employment contracts with either of these individuals, and we do not maintain key person insurance on any of our employees, officers, or directors. The loss of the services of either of these individuals would likely have a material adverse effect on our business and prospects.

Our success also depends on our ability to retain and expand our staff of qualified managerial and technical personnel, particularly if we are successful in implementing our acquisition strategy. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would likely have a material adverse effect on us.

Our operating results fluctuate across quarters due to the nature of our business.

Our quarterly revenues, expenses and operating results may fluctuate significantly due to a number of factors, including:

•                  the seasonality of the spending cycle of our public sector clients, notably the federal government;

•                  employee hiring and utilization rates;

•                  the number and significance of client projects commenced and completed during a quarter;

•                  delays incurred in connection with a project;

•                  the ability of our clients to terminate projects without penalties; and

•                  weather conditions.

Historically, we experience lower revenues in the first calendar quarter primarily due to weather conditions. Also, because we have a heavy concentration of federal government contracts the federal appropriations process may significantly affect our operating results. However, variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter.

Our industry is subject to intense competition, and several of our competitors are larger than us.

In our radiological services business, we compete with many national environmental and consulting firms, and in our laboratory business we compete with many regional or niche firms. Some of our larger competitors benefit from economies of scale and have better access to bonding and insurance markets at a lower cost than we can achieve. The entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs.

The analytical instrument business is subject to intense competition. Competitors would include many other companies that offer products and services similar to ours. Many of our potential competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our potential competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on us.

If we are successful in acquiring analytical instrument businesses or products, that business will be subject to a variety of specific risks.

Our success in the analytical instrument business will depend in large part on our ability to engineer and improve or develop our products. The following circumstances, among others, may lead to a significant delay:

•                  our inability to hire or retain skilled internal technical developers and technicians to develop, maintain and enhance our products;

•                  unforeseen technical or development issues;

•                  unanticipated product requirements requested by vendors, consumer or regulators; and

•                  our inability to develop, in a cost-effective manner, unique products.

The analytical instrument business depends on the protection of proprietary rights, which is difficult and costly.

If we are successful in acquiring analytical businesses, we will need to protect our proprietary rights in our products. Intellectual property rights implementation and protection is complex and costly. We may be unable to obtain or maintain adequate protection, and we may be subject to infringement claims by our competitors. We may not have the financial resources to prosecute patent applications or defend our patents from infringement or claims of invalidity. In addition to patents, we expect to rely on trade secrets and proprietary knowledge, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. Our proprietary information or confidentiality agreements with employees, consultants and others may be breached, or we may not have adequate remedies for any breach or our trade secrets may otherwise become known to or independently developed by competitors.

There is no public market for our outstanding common stock, and there will be restrictions on transferability.

There is presently no public market for our outstanding common stock, and we cannot assure you that a public market will ever develop. Moreover, even if a public market develops, any sale of our outstanding common stock may be made only pursuant to an effective registration statement under federal and applicable state securities laws or exemptions therefrom. Realization of any gains on an investment in us will be principally dependent upon our ability to effectuate one or more liquidity-providing transactions.

We anticipate that our capital stock may be quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an automated quotation system or a stock exchange.

Trading of our common stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

We anticipate that our common stock may be traded on the OTC Bulletin Board. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

We have no intention to pay dividends.

We have never declared or paid any cash dividends on shares of our capital stock. Eberline Services performs certain administrative and professional services on behalf of the GlenRose Partnership, L.P. (GlenRose Partnership). GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. For the year ended December 31, 2006, the total amount due was $503,841. We anticipate that before our common stock becomes publicly traded, we will issue a one-time $503,841 cash dividend to GlenRose Partnership. Immediately upon receipt of such a dividend, GlenRose Partnership will remit $503,841 to us as full payment of the sums due for such administrative and professional services. Other than such a one-time dividend, we currently intend to retain earnings, if any, to fund the development and growth of our business and, do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. As of December 31, 2006, the dividend had not been declared or otherwise paid.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We own two properties and lease office space at four locations. Our headquarters is located on four acres in Albuquerque, New Mexico and consists of 14,449 square feet of combined laboratory, office and storage space and our principal executive offices are located in Waltham, Massachusetts. We also have a laboratory facility with approximately 20,000 square feet in Richmond, California. Our property described above is currently carried on our books at approximately $2 million, but has been appraised at $3.5 million. Laboratory space is leased in Exton, Pennsylvania and in Oak Ridge, Tennessee. The latter two lab facilities have approximately 39,000 and 10,000 square feet, respectively. We also lease office space in Los Alamos, New Mexico, and in Richland, Washington. We also have office space in government provided facilities at Los Alamos, New Mexico and Richland, Washington. We believe that our facilities are appropriate and adequate for our current needs.

Item 3. Legal Proceedings

As of December 31, 2006, the Company was not party to any litigation or other legal activity that could have a materially adverse affect on our business, operating results or financial condition. In late 2005, the Company received notice of a summary judgment in its favor in the case of Eden vs. State of New Mexico. This case represented the only pending litigation against the Company.

Item 4. Submission of matters to a Vote of Security Holders

None

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is not currently traded on any stock exchange or electronic quotation system. We expect that our common stock will be traded on the OTC Bulletin Board.

Holders

As of December 31, 2006, there was one holder of record of our common stock, GlenRose Partnership. The GlenRose Partnership anticipates that it will distribute all of our common stock that is owned by it to its partners. The partners of GlenRose Partnership include certain of our officers and directors. See “Securities Ownership of Certain Beneficial Ownership and Management” for information on the holders of our common stock giving effect to such distribution. Also see “Description of Registrant’s Securities to be Registered” for a description of our outstanding and issued capital stock.

Recent Sales of Unregistered Securities

We issued no shares of capital stock and granted no options to purchase our capital within the past three years.

Issuer Purchases of Equity Securities

The company did not repurchase any of its debt or equity securities during the fourth quarter of 2004. As of December 31, 2004, the authorization by the company’s Board of Directors to repurchase company securities had been substantially expended.

Rule 144

In general, under Rule 144 under the Securities Act of 1933, as amended (the Securities Act), a person who has beneficially owned shares of our common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•                  1% of the number of shares of our common stock then outstanding, which will equal approximately 30,000 shares of our common stock; or

•                  the average weekly trading volume of our common stock, if and when our common stock is traded on the OTC Bulletin Board, during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us for at least 90 days.

Under Rule 144(k) under the Securities Act, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, including the holding period of GlenRose Partnership, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Under Rule 144(k), 945,529 shares of our common stock are eligible for resale under Rule 144(k) without any additional holding period.

Giving effect to the distribution by GlenRose Partnership described above, a total of 2,054,471 additional shares of our common stock will qualify for resale under Rule 144 beginning 90 days after the date of the effectiveness of our Form 10 registration statement.

Stock Options

There are no outstanding stock options or other rights to purchase our common stock. Our Board and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. We anticipate that when a trading market for our common stock develops, we will grant stock options to our employees and outside directors. The timing and terms of such option grants have not yet been determined. Please see “Executive Compensation–Employee

Benefit Plans–2005 Stock Option and Incentive Plan” for a description of the plan. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the plan. The registration statement is expected to be filed and become effective before the first grant of options under the plan. Accordingly, shares registered under that registration statement will be available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions applicable to these shares.

Dividends

We have never declared or paid any cash dividends on shares of our capital stock. Eberline Services performs certain administrative and professional services on behalf of GlenRose Partnership. GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. At year end December 31, 2006, the total amount due was $503,841. We anticipate that before our common stock becomes publicly traded, we will issue a one-time $503,841 cash dividend to GlenRose Partnership. Immediately upon receipt of such a dividend, GlenRose Partnership will remit $503,841 to us as full payment of the sums due for such administrative and professional services. Other than such a one-time dividend, we currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Item 6: Selected Financial Data

You should read the following selected consolidated financial data in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

The following data have been derived from audited consolidated financial statements as of and for the three years ended December 31, 2006, December 31, 2005 and December 31, 2004, which have been audited by Neff & Ricci LLP, and Vitale Caturano & Company, Ltd., independent registered public accounting firms. Our audited consolidated balance sheets as of December 31, 2006 and 2005 and the related audited consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2006, together with the notes thereto, appear elsewhere in this report.

GlenRose Instruments Inc. & Subsidiaries
Consolidated Income Statement Data:

	2002	2003	2004	2005	2006

Revenues	$31,856,770	$27,288,270	$28,152,918	$29,798,291	$31,929,784

Cost of sales	28,028,509	23,564,483	26,252,937	27,239,731	28,924,948

Gross profit	3,828,261	3,723,787	1,899,981	2,558,560	3,004,836

General & administrative	3,748,415	3,094,166	2,596,367	2,059,670	2,392,368
Goodwill impairment	—	—	606,403	—	—

Operating income (loss)	79,846	629,621	(1,302,789)	498,890	612,468

Other income (expense)
Interest & other income	41,350	122,908	39,952	51,375	45,445

Interest expense	(619,683)	(488,752)	(335,815)	(347,481)	(297,636)

Total other income (expense)	(578,333)	(365,844)	(295,863)	(296,106)	(252,190)

Income before taxes	(498,487)	263,777	(1,598,652)	202,784	360,278

Income taxes	(254,458)	335,639	359,088	—	(152,313)

Net income (loss)	$(244,029)	$(71,862)	$(1,957,740)	$202,784	$512,591

Earnings per share calculations:
Basic & dilutive earnings per share	$(0.08)	$(0.02)	$(0.65)	$0.07	$0.17

Weighted average common shares	3,000,000	3,000,000	3,000,000	3,000,000	3,000,000

GlenRose Instruments Inc. & Subsidiaries
Consolidated Balance Sheet Data:

	2002	2003	2004	2005	2006

Cash & cash equivalents	$2,138,052	$1,082,089	$710,547	$1,082,750	$908,703
Current assets	8,473,991	5,500,409	7,081,773	5,908,405	6,399,625
Total assets	17,748,247	13,886,475	13,826,902	11,983,261	12,157,783

Current liabilities	4,527,041	4,890,140	4,653,362	2,998,309	3,120,306
Long-term liabilities	6,731,434	2,578,425	4,713,370	4,321,998	3,861,932
Total liabilities	11,258,475	7,468,565	9,366,732	7,320,307	6,982,238

Shareholders’ equity	6,489,772	6,417,910	4,460,170	4,662,954	5,175,545
Working capital	$3,946,950	$610,269	$2,428,411	$2,910,096	$3,279,319

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations. Forward-looking statements are based on our current beliefs and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. We discuss these risks and uncertainties in this report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Hereinafter, the terms “GlenRose,” “we,” “our,” or the “Company” and similar terms refer to GlenRose Instruments, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion should be read in conjunction with our consolidated financial statements. Our fiscal year ends on the last Sunday of the calendar year.

General Overview

The Company continues to review potential opportunities in the instrument business with the intent to make acquisitions that will build a base in the instrumentation market. As of December 31, 2006, we had not identified an opportunity that meets our financial requirements for an initial acquisition. For the year ended December 31, 2006, Eberline Services and its subsidiaries comprised 100% of the Company’s sales. Eberline Services primarily provides services to the federal government contracting market for nuclear and environmental services. We believe the present level of government expenditures at Hanford and Los Alamos will remain relatively stable.

Business Overview

We provide radiological characterization and analysis; hazardous, radiological, and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We provide labor-based consulting, engineering, and technical services, as well as measurement and detection services; we are not in the business of creating, treating, storing, transporting or disposing of hazardous waste. Our network of radiochemistry laboratories is an experienced provider of radiological services. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. Our laboratories are located in California, New Mexico, Tennessee, and Pennsylvania. The labs generate a small amount of waste in the analytical processes. We dispose of all waste in accordance with specific guidelines. Sample pricing and lab productivity have not improved sufficiently in recent years. As a result, the labs have not been profitable. We have taken steps to improve productivity but still have substantial work to meet profit goals. While we believe we have made progress, we expect that the labs will continue to be unprofitable in 2007.

We derive the majority of our revenues directly or indirectly from contracts with the federal and state governments. Two contracts account for approximately 65% of Eberline Services’ total sales: the River Corridor contact (“RCC”) in Richland, WA, and the KSL LLC contract (“KSL”) at Los Alamos National Laboratory. At the Hanford Nuclear Reservation in Richland, WA, we provide radiological support services to Washington Closure Hanford (“WCH”), a prime contractor to the Department of Energy. In Los Alamos, New Mexico, we provide technical services to KSL, a prime contractor to Los Alamos National Labs. Additionally, our laboratories derive the large majority of their revenues from the analysis of samples collected from government funded cleanup sites by the prime contractors or other subcontractors; a minor portion of our laboratory revenues is derived from other government agencies and commercial customers.

Our business base is presently comprised of approximately 65% cost-plus fee contracts. Under these contracts, we recover our allowable costs plus either a fixed fee or an incentive fee. For cost-plus contracts, we recognize revenue based on the actual costs we incur, plus earned fee. We bill cost plus fixed fee (“CPFF”) contracts at approved, predetermined provisional billing rates. We adjust billing rates as needed to minimize over-billed or under-billed variances at contract closeout.

Critical Accounting Policies

Our analysis is based upon our audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, and may adjust them, as needed based on current or historical data. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries Eberline Services, Inc. (ESI), Eberline Services Hanford, Inc. (ESHI) and Lionville Laboratory Inc. (Lionville). We eliminate all significant inter-company transactions.

Fiscal Year

The Company’s fiscal year end is the last Sunday of the calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior year comparative analysis. The Company changed the fiscal year-end to the current format in 2006. The previous year-end was December 31.

Revenue Recognition

Revenue for lab services, which are generally short term, is recognized upon completion of the services. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized by accrual based upon actual costs incurred plus specified fees or actual time and materials as required. Calculations of allowable overhead and profit may change after audits by the Defense Contract Audit Agency for cost reimbursable type contracts.

Eberline is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “Cost Plus Fixed Fee” (CPFF) contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are burdened with operational fringe, overhead, general and administrative expenses and fees, and are presented as unbilled contract receivables on our balance sheets.

Time and Material Contracts. Revenue from “time and material” contracts is recognized on the basis of man hours utilized plus other reimbursable contract costs incurred during the period.

Fixed Price Contracts. Revenue from “fixed price” contracts is recognized on the percentage of completion method. For fixed price contracts, the amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost (plus imputed fee) based on current estimates of cost to complete the project (cost to cost method). However, when it becomes known that the anticipated final total cost will exceed the contract amount, the excess of cost over the contract amount is immediately recognized as a loss on the contract. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable) and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel. The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or general and administrative expense, and are allocated to jobs as a percentage of each division’s total cost base. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Claims and change orders are not recorded and recognized until such time as they have been accepted.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded in revenue when received.

Unbilled Receivables

Costs related to work that has been completed and performed, for which revenue has been recognized but are not yet fully billed, are classified as “Unbilled Contract Receivables.”

Sales Concentration Risk

We derive nearly 65% of total revenues from two, cost plus fixed fee contracts at DOE sites in Hanford (Richland, WA) and Los Alamos (Los Alamos, NM). Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. That contract, the ERC Contract, expired on August 30, 2005. In August 2005, the Department of Energy awarded the successor contract, the River Corridor contract, to Washington Closure Hanford, LLC. WCH pre-selected Eberline Services Hanford, Inc. as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the WCH prime contract has substantial incentives for the team to complete the project in seven years. Eberline Services’ current contract relationship with WCH is on a year-to-year basis. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the government.

Nearly 90% of all sales, including laboratory sales, are derived from contracts with federal, state, or local government. Political forces and events can substantially affect our revenue as government agencies shift their spending priorities. The last three years have seen a reduced focus on “cleanup work” as the government has increased its attention to Homeland Security. We cannot predict future spending by any government agency; however, funding for the environmental portion of the DOE budget has remained stable and is expected to continue at the same level.

In connection with the acquisition of Eberline Services, Inc. and Lionville Labs, Inc. on December 15, 2000 and January 2001, respectively, the Company conducted valuations of the assets acquired in order to allocate the purchase price in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”). In accordance with SFAS 141, the Company allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill, as no other intangible assets were identified.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The provisions of SFAS 142 require that the Company perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Fair value is estimated using a combination of valuation techniques, including discounted cash flows, market multiple approach and precedent transaction analysis. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

Goodwill for Eberline Service in the amount of $2,740,913 (inclusive of accumulated amortization of $143,923) was not considered to be impaired on December 31, 2006 and December 31, 2005, as tested in accordance with FAS 142. Prior to the adoption of FAS142, the Company amortized goodwill in accordance with GAAP.  Goodwill that arose at Lionville of $606,403 was considered impaired and written off effective December 31, 2004.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

The following table summarizes the results for the fiscal year 2006 as compared to the same period for 2005. Our total revenues were derived from the services business of Eberline Services, Inc. and its subsidiaries.

	December 31,	December 31,	Dollar	Percent
	2006	2005	Change	Change

Net Revenues	$31,929,784	$29,798,291	$2,131,493	7.2%

Cost of sales	28,924,948	27,239,731	1,685,217	6.2%

Gross margin from operations	3,004,836	2,558,560	446,276	17.4%

Total general & administrative expense	2,392,368	2,059,670	332,698	16.2%

Operating income	612,468	498,890	113,578	22.8%

Other income (expense)
Interest income	31,708	15,295	16,413	107.3%
Interest expense	(297,636)	(347,481)	(49,845)	-14.3%
Miscellaneous income (expense)	13,737	36,080	(22,343)	-61.9%
Total other income (expense)	(252,190)	(296,106)	43,916	-14.8%

Net income before income taxes	360,278	202,784	157,494	77.7%

Provision for income taxes	(152,313)	—	(152,313)	NA

Net income	$512,591	$202,784	$309,807	152.8%

Earnings per share calculations
Weighted average common shares	3,000,000	3,000,000
Basic & dilutive net earnings per share	$0.17	$0.07

Revenues in 2006 were $31,929,784, an increase of $2,131,493 (7%) from 2005. Revenues increased by the addition of new contracts and growth in existing contracts. While work from the DOE sites was strong in the first nine months of the year, contract work from DOE sites slowed in the fourth quarter as the DOE and its prime contractors operated without an approved budget from Congress. This uncertainty resulted in projects being delayed awaiting news of whether a continuing resolution or budget would be used to fund environmental operations. The company made up some of the DOE decrease by adding contracts from other sources. Analytical contracts saw increased demand in the first nine months, particularly the Fluor Hanford contract, for both radiochemistry and mixed waste. The number of analytical samples from contracts at all sites dropped significantly in the last quarter as DOE prime contractors scaled back their efforts. The RCC contract scope of work at Hanford increased throughout the year and staff was added to meet the increased demand. New contracts which contributed to the increased annual revenues were two new projects; these contacts included a radiological survey for a Navy contractor at a base closure in California and a firm-fixed-price remediation contract using the segmented gate system in New Orleans. The Navy contract started in July and was completed in November. The segmented gate system contract began in June and continued through the end of the year with the work expected to last at least through mid-2007. We were also awarded contracts for nondestructive assay support at the Idaho National Laboratory and for a survey of stationary and mobile radioactive sources for the Department of Transportation; these two contracts were minor contributors to revenues in 2006 due to the timing of the awards late in the year. The segmented gate system, Navy, and Department of Transportation contracts are representative of efforts to expand our work beyond the DOE marketplace.

Our cost of sales in 2006 were $28,924,948, an increase of $1,685,217 (6%) from 2005. While the total cost of sales increased, there were significant changes between the individual cost elements that comprise the cost of sales. The difference was a result of a change in the contract vehicle and subcontract agreement with Washington Closure Hanford (WCH) for the River Corridor contract (RCC) versus the contract arrangement with Bechtel Hanford for the Environmental restoration contract (ERC). Although there is no effective change in total cost to the project in its entirety, under the ERC contract, the DOE deemed all costs (including fringe and indirect labor) as “direct costs”. Under the RCC subcontract those costs are to be considered “overhead”. The increase in our costs in 2006 was primarily affected by the higher sales from growing contracts and new contracts and by a lesser extent by materials costs related to the need to analyze a larger number of samples. Personnel costs also increased as the company hired permanent and temporary staff to handle the increase in the project tasks.

Gross profit in 2006 was $3,004,836, an increase of $446,276 (17%) from 2005. The increase was due to the increased sales which resulted in a better utilization of infrastructure capacity and better utilization of the technical staff. The gross profit margin increased from 8.6% to 9.4% which demonstrated that the increase in gross profit was due to better utilization of resources and reduced overhead.

General and administrative expense in 2006 was $2,392,368, an increase of $332,698 (16%) from 2005. The increase was primarily affected by general and administrative personnel added at the newly formed Instrument division.

Operating income in 2006 was $612,468, an increase of $113,578 (23%) over the same period in 2005.

Other expenses decreased in 2006 to $252,190 from $296,105 in 2005, a decrease of $43,916 (15%). Our interest expense decreased by 14% as we decreased our outstanding debt, although the interest rate on our notes, which is tied to the prime rate, increased in 2006. Our interest income increased due to the increase in the average outstanding balance on our deposit accounts and because of the higher interest rate on our money market accounts.

The company recorded a tax benefit of $152,313 in 2006 compared to $0 in 2005.  As of December 31, 2006, the company had a deferred tax asset balance of $478,366 related to the net operating losses of the company’s Lionville subsidiary. These losses are subject to separate return limitation year (“SRLY”) treatment and may only be utilized against income from Lionville. As of December 31, 2006, the company believes that it is more likely than not that it will not realize the balance of these assets, and has therefore reduced the deferred tax asset by a valuation allowance in the amount of $478,366. Other significant components of the SFAS-109 “Accounting for Income Taxes” calculation include deferred tax assets associated with book-tax differences on the impaired Lionville goodwill and depreciable equipment, permanent purchase accounting adjustments, accrued payroll liabilities, and non-deductible interest associated with the subordinated note agreements at Lionville. For the year ended December 31, 2006, provision for income taxes as computed in accordance with SFAS-109 resulted in a tax benefit of $152,313.

Net Income in 2006 was $512,591 compared to $202,784 in 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

The following table summarizes the results for fiscal year end 2005 as compared with fiscal year end 2004. Our revenues were derived from the services business of Eberline Services Inc. and its subsidiaries. The following table summarizes the results for the fiscal year end of 2005 as compared to the fiscal year end of 2004.

	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change

Net Revenues	$29,798,291	$28,152,918	$1,645,373	5.8%

Cost of sales	27,239,731	26,252,937	986,794	3.8%

Gross margin from operations	2,558,560	1,899,981	658,579	34.7%

Total general & administrative expense	2,059,670	2,596,367	(536,697)	-20.7%
Goodwill impairment	—	606,403	(606,403)	-100.0%

Operating income	498,890	(1,302,789)	1,801,679	NA

Other income (expense)
Interest & other income	51,375	39,952	11,423	28.6%
Interest expense	(347,481)	(335,815)	(11,666)	3.5%
Total other income (expense)	(296,106)	(295,863)	(243)	0.1%

Net income before income taxes	202,784	(1,598,652)	1,801,436	NA

Provision for income taxes	—	359,088	(359,088)	NA

Net income	$202,784	$(1,957,740)	$2,160,524	NA

Earnings per share calculations
Weighted average common shares	3,000,000	3,000,000
Basic & dilutive net earnings per share	$0.07	$(0.65)

Revenues in 2005 were $29,798,291, an increase of $1,645,373 (6%) from 2004. Contracts for analytical services increased at the Fluor Hanford site and Lawrence Livermore National Laboratory, and a new contract was initiated with a prime contractor for the Navy. The increase work at Hanford was forecasted and was consistent with the increased scope of work at the site as the ERC contract concluded and the transition was made to RCC contract. Additionally, we completed a radiological nondestructive assay contract at Idaho National Laboratory. In the fourth quarter of 2005 we started a contract with Kellogg Brown & Root (“KBR”) for environmental consulting support to their activities in Louisiana and Mississippi in the wake of hurricane Katrina. These increased efforts helped to offset the one time revenue that derived from the completion of a significant waste management task order for LANL that was conducted by our environmental staff in 2004.

The cost of sales in 2005 was $27,239,731 an increase of $986,794 (4%) from 2004. The rate of the cost of sales did not increase as much as the revenue due to better utilization of personnel and facilities. This resulted in lower indirect costs as a percent of revenue in 2005.

General and administrative expense in 2005 was $2,059,670 a decrease of $536,697 (21%) from 2004. Our general and administrative expenses decreased due to more efficient use of indirect personnel. During the year we reduced indirect personnel which resulted in lesser costs and increased direct personnel in response to increased scope of work. In December 2004, in conjunction with the reorganization and restatement of Lionville Labs and Eberline Services, the Company tested the goodwill associated with Lionville in accordance with SFAS-142. The company utilized a two-step approach, with the valuation based primarily on discounted cash-flow analysis. At year-end 2004, the net present value (NPV) of the projected future cash flows associated with Lionville indicated that the entire amount of the goodwill was impaired. For the year ending 2004, Lionville’s accumulated deficit was $2.7 million.

Our operating income was $498,890 in 2005 compared to a loss of $1,302,789 in 2004. Our operating income increased due to revenue increase and more effective cost controls.

The company’s effective tax rate in 2005 was 0%, versus a rate of negative 22.5% in 2004. During 2004, the company wrote off all deferred tax assets related to its Lionville subsidiary, based on its conclusion that it was more likely than not that, the deferred tax assets would not be realized. These assets consisted primarily of net operating loss carryforwards that had arisen prior to the time that Lionville was consolidated with the company, and the write-off in 2004 of the Lionville goodwill. The total increase in the valuation allowance in 2004 was $669,246 resulting in a total tax provision for the year of $359,088. During 2005, the company had positive taxable income, and was able to offset its current tax provision by reversing a portion of the valuation allowance previously established. The company offset its entire 2005 provision by reversing $76,276 of valuation allowance. At the end of 2005, the company had a $33,160 deferred liability on its balance sheet.

Our net income was $202,784 in 2005 versus a loss of $1,957, 740 in 2004. The main factors contributing to the positive net income in 2005 were the general improvement in the business and the absence of one-time charges that were taken in 2004, such as goodwill write-off and the reversal of tax credits taken in previous years at the Lionville laboratory and severance payments to personnel. In fiscal year 2005, a tax credit of $427,092 was available due to prior year losses and is reflected in the net income.

Liquidity

Consolidated working capital in 2006 was $3,279,319 compared with $2,910,096 in 2005, an increase of 13%. Included in working capital were cash and cash equivalents of $908,703 in 2006, compared with $1,082,750 in 2005. The increase in working capital was due to increased net income in 2006 but was partially offset as the current portion of the long-term debt was increased. The cash decreased primarily due to an increase in unbilled receivables related to accruals on two contracts, the increase in prepaid assets (tax payments) and to a lesser extent to the timing of insurance payments.

All cash needs for fiscal year 2006 were derived from operations. Cash requirements included the repayment of $500,000 in the senior, long-term debt and $127,636 of interest expense associated with the senior debt. A portion of the non-cash expense for the year included the accrued interest of $170,000 on the subordinated debt at Lionville. Depreciation of $569,252 was the largest non-cash expense. The Company derived a non-cash benefit of $318,812 on deferred income taxes.

Cash provided by operating activities was $514,728 in 2006. The company’s net receivables balance decreased to $3,150,042 in 2006 from $3,319,169 in 2005, while unbilled receivables increased $245,690 mainly due to two contract accruals that were recognized according to the contract provisions and invoiced after the close of the year. Additionally the company made progress in faster conversions from invoicing to collecting. Prepaid expenses increased by $264,753 primarily due to Federal and State tax deposits.

During 2006, the primary investing activities of the company’s operations included the purchase and sale of property, plant and equipment. The company minimized capital expenditure by concentrating on areas such as environmental services that do not require extensive capital equipment. We expended $149,860 for purchases of property, plant and equipment during 2006. Additionally the Company placed in service equipment valued at $89,700 via a capital lease agreement.

The company’s financing activities used $538,915 of cash during 2006 primarily to make principal and interest payments on our outstanding notes payables.

Seasonality

Our quarterly revenues may fluctuate significantly due to a number of factors, including:

•                  the seasonality of the spending cycle of our public sector clients, notably the federal government;

•                  employee hiring and utilization rates;

•                  the number of client projects commenced and completed during a quarter;

•                  delays incurred in connection with a project;

•                  the ability of our clients to terminate projects without penalties; and

•                  weather conditions at specific work sites.

Historically, we experience lower revenues in the first calendar quarter primarily due to weather conditions. Also, because we have a heavy concentration of federal government contracts the federal appropriations process may significantly affect our operating results. In the absence of appropriated budgets, the continuing resolution method of funding for departments such as DOE can result in restrictions on certain projects. Recent history indicates that government spending within DOE for our types of services is greater in our second and third fiscal quarters. Also, much our effort in both laboratory and environmental services are in support of decommissioning and remediation projects, which are easier to conduct in the warmer months. Since our services work is project based rather than production based, the award of a large contract for a limited time can cause fluctuations in the quarterly revenues. However, variations in any of the above factors could cause significant fluctuations in our operating results from quarter to quarter.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2006, follow:

		Payments due by period
		Years	Years	Years	Years
	Total	0 - 1	1 - 3	3 - 5	>5

Long-term obligations	$4,085,383	$597,000	$1,580,050	$1,908,333	$—
Capital lease obligations	60,569	34,645	25,924	—	—
Operating lease obligations	441,252	191,991	249,262	—	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—
Total	$4,587,205	$823,636	$1,855,235	$1,908,333	$—

Litigation

As of December 31, 2006, the Company was not party to any litigation or other legal activity that could materially adverse affect on our business, operating results or financial condition. In late 2005, the Company received notice of a summary judgment in its favor in the case of Eden vs. State of New Mexico. This case represented the only pending litigation against the Company.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had engaged Neff & Ricci LLP as its principal accountants for the fiscal years ending December 31, 2004 and December 27, 2003. On February 13, 2006 the Company received a resignation notice from Neff & Ricci, LLP as its principal accountants. On February 14, 2006, the Company engaged Vitale, Caturano & Company, Ltd. as its independent registered public accounting firm to perform the Company’s annual audit for its fiscal year ending December 31, 2005. The decision to engage Vitale, Caturano & Company Ltd. and accept the Neff & Ricci, LLP resignation was made by the Audit Committee of the Board of Directors.

In connection with the audits of the two fiscal years ended December 31, 2004 and December 27, 2003, there were no: (1) disagreements with Neff & Ricci, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events as described by Item 304(a)(1)(v) of Regulation S-K.

The audit report of Neff & Ricci, LLP relating to the consolidated financial statements of Eberline Services, Inc. and subsidiaries as of December 31, 2004 and for the two years then ended, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures:

The chief executive officer and the chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a—15(e) and 15d—15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Limitations on the effectiveness of controls:

Inherent Limitations on Effectiveness of Controls:

Our management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers. The address for our directors is c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451. There are no family relationships among members of our board or our executive officers.

Name	Age	Position

John N. Hatsopoulos	72	Chairman of the Board
Arvin H. Smith	77	President, Chief Executive Officer and Director
Dr. Richard Chapman	61	Executive Vice President and Chief Operating Officer
Richard S. Melanson	53	Vice President, Instruments
Dr. Shelton Clark	60	Vice President, Services
Anthony S. Loumidis	42	Treasurer and Chief Financial Officer
Robert Aghababian	65	Director
Barry S. Howe	51	Director
Theo Melas-Kyriazi	47	Director

There are no family relationships among any of our directors or executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors.

John N. Hatsopoulos is our Chairman of the Board. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Mr. Hatsopoulos is Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Since 1999, he is also Chief Executive Officer of American DG Energy Inc. and Tecogen Inc. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation and the retired President and Vice Chairman of the Board of that company. He is a member of the board of directors of TEI Biosciences Inc., American CareSource Holdings, Inc., and a “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and graduated from Northeastern University in 1959 with a Bachelor Degree in History and Mathematics. He also has Honorary Doctorates in Business Administration from Boston College and Northeastern University.

Arvin H. Smith is our President and Chief Executive Officer. Mr. Smith is one of the four founding members of GlenRose Partnership L.P., and a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Mr. Smith was the Chairman of Thermo Instrument Systems Inc., a public subsidiary of Thermo Electron Corporation from 1997 until 2000, and was President and Chief Executive Officer of that company from 1986 until 1996. He was also an Executive Vice President and member of the operating committee of Thermo Electron. Mr. Smith joined Thermo Electron in 1970, where he held various senior management positions. Prior to joining Thermo Electron and during the early years of the space program from 1959 until 1970, he held positions at NASA headquarters in Washington, D.C, as chief of Solar and Chemical Power Systems in the office of Advanced Research & Technology and at the Jet Propulsion Laboratory. He was also employed by General Dynamics from early 1954 until 1959 as an electronic technician and test engineer in the Aircraft Nuclear Propulsion Programs and also served in the United States Navy from 1950 until 1954. Mr. Smith graduated with honors from Texas Christian University and holds Bachelor Degrees in Physics and Mathematics.

Dr. Richard Chapman is our Executive Vice President and Chief Operating Officer. Dr. Chapman is one of the four founding members of GlenRose Partnership L.P., and a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Dr. Chapman was President, Chief Executive Officer and a Director of ThermoQuest Corporation, a subsidiary of Thermo Electron Corporation, from 1995 until 2000. He was also Senior Vice President of Thermo Instrument Systems, Inc. from 1995 to 2000, and served as Chairman of the Board of Thermo BioAnalysis Corporation from 1995 to 1997, and a Director of Thermo Cardio Systems, Inc., both publicly held subsidiaries of Thermo Electron. He is also a Director of OI Corporation temporarily acting as CEO and founder and chairman of Axxiom Inc. He holds Bachelor of Science and Master of Science degrees from the University of North Texas, and a Doctorate from Oregon State University.

Richard S. Melanson is our Vice President, as well as President of the Instruments Group. Mr. Melanson held various senior management positions at Thermo Electron Corporation and its subsidiaries from 1997 to 2002. These positions included serving as President, Thermo Neslab, Senior Vice President and Chief Operating Officer of ThermoSpectra Corporation, Vice President, Business Development, Optical Technologies Sector, President, Industrial Division and President, Weighing and Inspection Division. Mr. Melanson had previously held senior management positions at Philips Electronics, and was CEO of Electroscan Corporation, a venture-backed technology startup. He had also worked for AMRAY Inc., a semiconductor capital equipment company. Mr. Melanson received a Bachelor degree in Business Administration from University of Massachusetts (Lowell Technological Institute) and a Masters Degree in Finance from Bentley College.

Dr. Shelton Clark is our Vice President, as well as the President of the Services Group. From 1990 to 2001, he served in a number of U.S. and international management positions with Thermo Instrument Systems Inc., a public subsidiary of Thermo Electron Corporation. Dr. Clark received a Bachelor of Science degree from the University of North Texas and holds a Doctorate degree from the University of Texas.

Anthony S. Loumidis is our Chief Financial Officer. Mr. Loumidis is Partner and President of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. He is also the Chief Financial Officer of American DG Energy Inc. and Tecogen Inc. Mr. Loumidis was previously with Thermo Electron Corporation where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is an NASD Registered Representative, holds a Bachelor degree in Business Administration from the American College of Greece in Athens and an MBA from Northeastern University. Mr. Loumidis only devotes a portion of his time to the affairs of the Company.

Robert Aghababian is a member of our Board of Directors. Mr. Aghababian is a tax attorney and former employee of Thermo Electron Corporation where he served as the Director of Tax for seventeen years. Prior to Thermo Electron he served in a similar position for Pneumo-Abex Corporation. Mr. Aghababian received a Bachelor degree in Business Administration from Northeastern University and is a graduate of Boston College Law School.

Barry S. Howe is a member of our Board of Directors. Mr. Howe was a Corporate Vice President of Thermo Electron Corporation from 2002 to 2004, in charge of the Measurement & Control Sector. Mr. Howe joined Thermo Electron Corporation in 1986 as an Assistant Corporate Controller and was named President of the Thermo Separation Products subsidiary of Thermo Instrument Systems Inc. in 1989. He served as President and Chief Executive Officer of Thermo BioAnalysis from 1995 to 1998 and President and Chief Executive Officer of Thermo Spectra from 1998 to 2000, and Thermo Optek from 1999 to 2000. In 2000 he became President of the Optical Technologies Sector of Thermo Electron, a sector with 20 business units and over $600 million in revenues. Prior to joining Thermo Electron, Mr. Howe was an audit manager with Arthur Andersen & Co. from 1977 to 1985. Mr. Howe received a bachelor’s degree in business administration from Boston University.

Theo Melas-Kyriazi is a member of our Board of Directors. Mr. Melas-Kyriazi has been the Chief Financial Officer of Levitronix LLC since June 2006. He was the Chief Financial Officer of Thermo Electron Corporation (NYSE:TMO) from January 1999 until October 2004. He was also a Vice President of Thermo Electron since 1998. Mr. Melas-Kyriazi joined Thermo Electron Corporation as Assistant Treasurer in 1986, and was named Treasurer in 1988. From 1988 to 1994, he also served as Treasurer for all of Thermo Electron’s publicly traded subsidiaries. He was President, Chief Executive Officer, and a director for ThermoSpectra of Waltham, Massachusetts, from 1994 to 1998. Prior to joining Thermo Electron, Mr. Melas-Kyriazi was a Manager in the private investment-banking firm of Bourgeois Fils & Co., Inc., located in Exeter, New Hampshire. He is a member of the board of directors of Valeant Pharmaceuticals International (NYSE:VRX) since 2003, and of Cyberkinetics Neurotechnology Systems Inc. (OTC BB: CYKN.OB) since November 2004. Mr. Melas-Kyriazi received a bachelor’s degree in economics from Harvard University, and a master’s degree in business administration from the Harvard Graduate School of Business Administration.

Board of Directors

Our board currently consists of five directors. In addition, our amended and restated by-laws will provide that the authorized number of directors may be changed only by resolution of our board of directors.

Board Committees

Our board of directors has established an audit committee and a compensation committee. All of the members of each of these standing committees are independent as defined under Nasdaq rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

Mr. Aghababian, and Mr. Howe are the initial members of our audit committee. Mr. Howe has been designated as the audit committee’s financial expert within the meaning of SEC and Nasdaq rules. Messrs. Aghababian and Melas-Kyriazi are the initial members of our compensation committee. We do not have a nominating and corporate governance committee and do not believe that one is necessary or appropriate for a company of our size.

Audit Committee

The audit committee’s responsibilities will include:

•                  appointing, approving the compensation of, and assessing the independence of our independent auditor;

•                  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor;

•                  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;

•                  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;

•                  discussing our risk management policies;

•                  establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns;

•                  meeting independently with our independent auditor and management; and

•                  preparing the audit committee report required by SEC rules to be included in our proxy statements.

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee.

Compensation Committee

The compensation committee’s responsibilities will include:

•                  annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•                  determining the compensation of our chief executive officer;

•                  reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;

•                  overseeing an evaluation of our senior executives;

•                  overseeing and administering our cash and equity incentive plans; and

•                  reviewing and making recommendations to our board with respect to director compensation.

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will manage for the long-term benefit of our stockholders. In that regard, we have established and adopted charters for the audit committee and compensation committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or its compensation committee. None of the current members of the compensation committee of our board has ever been one of our employees.

Director Compensation

Each director who is not also one of our employees will receive a fee of $500 per day for service on the board, plus an additional fee of $500 per day for serving on each of the audit and compensation committees. Non-employee directors also will be eligible to receive stock options under our equity incentive plan.

We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director.

Liability Limitations and Indemnification

The Delaware General Corporation Law, our charter and by-laws provide for indemnification of our directors and officers for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful. Reference is made to our corporate charter and by-laws filed as Exhibits 3.2 and 3.4 hereto, respectively.

Eberline Services’ current insurance policy expires on February 15, 2008. We have also purchased a separate Directors and Officers insurance policy that expires on January 15, 2008.

The following description is intended as a summary only and is qualified in its entirety by reference to our amended and restated charter and amended and restated by-laws filed as exhibits to this report and to Delaware law. The description of liability limitations and indemnification reflects provisions of our amended and restated charter and by-laws. We refer in this section to our amended and restated charter as our charter, and we refer to our amended and restated by-laws as our by-laws.

Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•                  any breach of their duty of loyalty to the corporation or its stockholders;

•                  acts of omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;

•                  unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•                  any transaction from which the director derived an improper personal benefit.

The limitations do not apply to liabilities arising under the federal securities laws and do not affect the availability of equitable remedies, including injunctive relief or rescission.

Our charter and by-laws provide that we will indemnify our directors and officers, and may indemnify other employees and agents, to the maximum extent permitted by law. We believe that indemnification under our by-laws covers at least negligence and gross negligence on the part of indemnified parties. Our by-laws also permit us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of actions taken in his or her capacity as an officer, director, employee or agent, regardless of whether the by-laws would permit indemnification.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under our charter or by-laws or the indemnification agreements we have entered into with our directors and officers, we have been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our charter provides that we must indemnify our directors and officers and that we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions. In addition, our charter provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent that the Delaware law statute prohibits the elimination or limitation of liability of directors for breaches of fiduciary duty.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, you may lose some or all of your investment in our common stock if we pay the costs of settlement or damage awards against our directors and officers under these provisions. We believe these provisions, the director and officer insurance we maintain, and the indemnification agreements we have entered into with our directors and officers are necessary to attract and retain talented and experienced directors and officers.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Before we became a public company, the managing members of The GlenRose Partnership made decisions on executive compensation for the company. In January 2007, we established a Compensation Committee to be responsible going forward for decisions regarding the Company’s executive compensation.

The Company’s current compensation practices are highly unusual.  As is shown in the Summary Compensation Table below, we did not pay our chief executive officer, Arvin H. Smith any compensation in the last three years and do not plan to pay him any compensation in the current year. The compensation of the other named executive officers is currently shown on the Compensation Section of this report.

The Company’s business is in transition from its current operations providing radiological services to a focus on the acquisition and operation of analytical instruments businesses. Until we are successful in our new business strategy, we expect to continue to pay modest cash compensation to our executive officers.

As is discussed under “Employee Benefit Plans,” our Board and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. We anticipate that we will grant stock options to our named executive officers, employees and outside directors once a trading market for our common stock has been established. At the present time, the terms of such option grants have not yet been determined.

Once we have become successful in our new business strategy, our Compensation Committee expects to make determinations with respect to executive compensation based on customary parameters, such as the following:

•	Ensure that the interests of our executive officers are closely aligned with those of our investors and owners;
•	Attract and retain highly qualified and motivated employees who can drive an enterprise to succeed in today’s competitive marketplace;
•	Motivate our employees to deliver high business performance;
•	Differentiate compensation so that it varies based on individual and team performance; and
•	Balance rewards for these demanding roles between short-term results and the long-term strategic decisions needed to ensure sustained business performance over time.

We currently have no employment and change in control agreements, but we might have such agreements in the future.

The following summarizes the compensation earned during fiscal 2006 by our chief executive officer and by other executive officers who earned over $100,000 in total compensation during the fiscal year. We use the term “named executive officers” to refer to these people later in this report.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Option Awards($)	All Other Compensation($)	Total ($)

Arvin H. Smith (1)	2006	0	0	0	0
Chief Executive Officer	2005	0	0	0	0
	2004	0	0	0	0

Richard S. Melanson	2006	140,200	0	0	140,200
Vice President, Instruments	2005	140,200	0	0	140,200
	2004	140,200	0	0	140,200

Dr. Shelton Clark	2006	110,300	0	0	110,300
Vice President, Services	2005	110,300	0	0	110,300
	2004	110,300	0	0	110,300

Anthony S. Loumidis	2006	0	0	0	0
Chief Financial Officer	2005	0	0	0	0
	2004	0	0	0	0

(1)          Arvin H. Smith did not receive a salary, bonus or any other compensation in 2006, 2005 or 2004, and will not receive a salary, bonus or any other compensation in 2007, excluding reimbursable expenses.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to equity awards as of December 31, 2006:

Name	No. of Securities Underlying Unexercised Options that are Exercisable	No. of Securities Underlying Unexercised Options that are Unexercisable	Option Exercise Price	Option Expiration Date

Arvin H. Smith	0	0	N/A	N/A
Richard S. Melanson	0	0	N/A	N/A
Dr. Shelton Clark	0	0	N/A	N/A
Anthony S. Loumidis	0	0	N/A	N/A

Director Compensation

The following table sets forth information with respect to director compensation with respect to the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Total ($)

John N. Hatsopoulos	$0	$0
Arvin H. Smith	$0	$0
Robert Aghababian	$3,600	$3,600
Barry S. Howe	$1,400	$1,400
Theo Melas-Kyriazi	$2,400	$2,400

Employment contracts and termination of employment and change-in-control arrangements

None of our named executive officers has an employment contract or change-in-control arrangement.

Employee Benefit Plans

Stock Incentive Plan

The following table sets forth information with respect to our securities authorized for issuance under our 2005 Stock Option and Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in second column

Equity Compensation plans approved by security holders
Equity Compensation plans without approval by security holders	0	NA	0
Total	0	NA	0

Option Grants

There are no outstanding stock options or other rights to purchase our common stock. Our Board and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. We anticipate that when a trading market for our common stock develops, we will grant stock options to our employees and outside directors. The terms of such option grants have not yet been determined.

Employee Benefit Plans

2005 Stock Option and Incentive Plan

The Company’s 2005 Stock Option and Incentive Plan (the Stock Plan) was adopted by the Company in September 2005. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (incentive stock options) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), options not intended to qualify as incentive stock options (non-statutory options), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 700,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

The Stock Plan is administered by the Board of Directors and the Compensation Committee. Subject to the provisions of the Stock Plan, the Board of Directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of Common Stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of Common Stock or by any other method approved by the Board or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board shall, as to outstanding awards (on the same basis or on different bases as the Board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the Board in its sole discretion) shall not materially differ from the fair market value of the shares of Common Stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board may, on the same basis or on different bases as the Board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board in its sole discretion) for the shares subject to such Options over the exercise price thereof. Unless otherwise determined by the Board (on the same basis or on different bases as the Board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The Company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

The Board may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

401(k) Plan

Our retirement plan, which we refer to as the 401(k) plan, is qualified under Section 401 of the Internal Revenue Code. Our employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. We may make matching or additional contributions to the 401(k) plan in amounts to be determined annually by us. To date, we have not made any contributions to the 401(k) plan.

We currently maintain two defined contribution 401(k) plans within Eberline Services, Inc. Additionally, employees of the Hanford division are covered by a multi-employer, defined benefit plan that is not administered by us.

Eberline employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to IRS annual limitations. Eberline makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. Eberline contributed approximately $195,406, $182,000 and $210,000 to the 401(k) Plan for the years ended, December 31, 2006, 2005 and 2004, respectively.

The Lionville Laboratory subsidiary maintains a defined contribution plan that covers all eligible Lionville employees. Eligibility is tied to certain minimum compensation levels, an age requirement (21 years of age), and a minimum service requirement. The plan is funded by elective employee salary deferrals and employer contributions. Employer contribution expense for the year ended December 31, 2006, 2005 and 2004 was $13,750, $12,962 and $16,341, respectively.

Employees of Eberline’s Hanford division are eligible to participate in a multi-employer defined benefit plan (Plan). The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The Company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government directly reimburses all pension costs. Accordingly, no information with respect to the Plan is included herein.

In May 2005, the Department of Energy altered the benefit structure for its subcontractors at the Hanford Site. All new employees of Eberline’s Hanford not associated with a bargaining unit agreement will not be eligible to participate in the defined benefit plan. Details of the successor plan are pending approval of DOE.

Item 12. Security Ownership of Certain Beneficial Owners and Management

All of our outstanding common stock is currently owned by the GlenRose Partnership. There are no outstanding stock options or other rights to purchase our common stock. Our Board and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. We anticipate that when a trading market for our common stock has develops, we will grant stock options to our employees and outside directors. The terms of such option grants have not yet been determined.

The GlenRose Partnership anticipates that it will distribute all of our common stock that is owned by it to its partners. The partners of GlenRose Partnership include certain of our officers and directors. The following table gives effect to such distribution and sets forth information with respect to the beneficial ownership of our common stock for:

•                  each of our executive officers and directors;

•                  all of our executive officers and directors as a group; and

•                  any other beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 3,000,000 shares outstanding as of the end of the period covered under this report. Beneficial ownership is determined in accordance with Exchange Act Rule 13d-3. Except as otherwise indicated in the table below, addresses of named beneficial owners are care of GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451.

	Beneficial Ownership
Name and Address	Outstanding Shares	Right to Acquire Within 60 Days	Shares Beneficially Owned
of Beneficial Owner	Beneficially Owned	After March 31, 2007	Number	Percentage

Holders of 5% or more of our voting securities:

George N. Hatsopoulos 233 Tower Road Lincoln, MA 01773	513,954	0	513,954	17.1%

Kenmare (1) 712 Fifth Avenue New York, NY 10019	301,324	0	301,324	10.1%

Phillip Frost, M.D.
4400 Biscayne Boulevard
Miami, FL 33137	500,106	0	500,106	16.7%

Ralph Wanger Trust
191 North Wacker Drive
Chicago, IL 60606	256,977	0	256,977	8.6%

WHI Private Equity
Managers Fund LLC
191 N. Wacker Drive
Chicago, IL 60606	250,053	0	250,053	8.3%

Directors and Executive Officers:

John N. Hatsopoulos	513,954	0	513,954	17.1%
Arvin H. Smith	513,954	0	513,954	17.1%
Dr. Richard Chapman	12,503	0	12,503	0.4%
Richard S. Melanson	0	0	0	—
Anthony S. Loumidis	0	0	0	—
Robert Aghababian	0	0	0	—
Barry S. Howe	0	0	0	—
Theo Melas-Kyriazi	0	0	0	—
All executive officers and directors as a group (9 persons)	1,040,411	0	1,040,411	34.7%

* Less than 1%

(1) Includes 235,756 shares beneficially owned by Kenmare Fund I, L.P., and 65,568 shares beneficially owned by Kenmare Offshore, Ltd.

Item 13. Certain Relationships and Related Transactions

On September 27, 2004, we issued promissory notes to two general partners of the GlenRose Partnership, namely, to Mr. Arvin H. Smith for $1,000,000, and to Mr. John N. Hatsopoulos for $1,000,000, filed respectively as Exhibits 10.1 and 10.2 hereto. The proceeds of those notes along with additional cash from operations were used to repay the bank debt in full. Those notes were replaced on January 1, 2005 with promissory notes for an equal amount that carry an interest rate of Bank Prime Rate plus one percent (1%) per annum. Principal of $62,500 plus accrued interest is due each quarter, payable over a four-year period starting March 31, 2005. On December 31, 2006 both holders of the notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008.  Repayment of the principal on the two senior notes was extended to 2011.

On January 26, 2001, the GlenRose Partnership acquired Lionville Laboratory, Inc. and in connection with this transaction the Company issued to four of the general partners of the GlenRose Partnership senior promissory notes in the principal amount of $500,000 bearing interest at 12.5% per annum. On October 1, 2006 the Company with the consent of the note holders amended and restated the original notes by adjusting the interest rate as follows: 12.5% per annum form January 12, 2001 to December 31, 2003, 10.59% per annum form January 1, 2004 to December 31, 2005 and 8.5% per annum form January 1, 2006 until the Notes are paid in full. These notes are due on December 31, 2011 and are subordinated to the notes issued to Mr. John Hatsopoulos and Mr. Arvin Smith until December 31, 2008 after which such date they become pari passu.

Eberline Services performs certain administrative and professional services on behalf of GlenRose Partnership. GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. At the end of December 31, 2006, the total amount due was $503,841. We anticipate that before our common stock becomes publicly traded, we will issue a one-time $503,841 cash dividend to GlenRose Partnership. Immediately upon receipt of such a dividend, GlenRose Partnership will remit $503,841 to us as full payment of the sums due for such administrative and professional services.

On January 26, 2001, the GlenRose Partnership acquired Lionville Laboratory, Inc. and in connection with this transaction the Partnership intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $49,795 less. The GlenRose Partnership intends to fund the remaining balance to Lionville.

Item 14.  Principal Accounting Fees and Services

The following table summarizes fees billed to the company by Vitale, Caturano & Co., Ltd for professional services rendered for the period ended December 31, 2006:

	2006	2005
Audit Fees	$83,258	$72,640
Audit-related fees	$9,533	$—
Tax fees	$0	$—
Other fees	$0	$—
Total	$92,791	$72,640

Audit Fees. The audit fees consist of aggregate fees billed for professional services rendered by the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The audit related fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. Fees are billed for professional services rendered in connection with the Form 10-K are included in All Other Fees.

Audit Pre-Approval of Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all audit related fees, tax fees and all other fees listed above provided by Vitale, Caturano & Co., Ltd to us during the year ended December 31, 2006.

PART IV

Item 15. Financial Statements and Exhibits

Financial Statements

An index to the financial statements filed as part of this report is contained in Item 13 above. Except as noted below, the following exhibits have all been previously filed as exhibits to our Form 10, as amended, and are hereby incorporated by reference.

Exhibit Number		Description
3.1	–	Certificate of Incorporation
3.2	–	By-laws
10.1	–	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005
10.2	–	Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005
10.3	–	Glenrose Instruments Inc. 2005 Stock Option and Incentive Plan
10.4	–	Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004
10.5	–	Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000
10.6	–	Subcontract No. 03-PS-013 to Prime Contract Number 4734-001-03-C2 between KSL Services JV and Eberline Services Inc. dated November 23, 2003
10.7	–	Agreement between the Regents of the University of California (Los Alamos National Laboratory) and Eberline Services Inc. dated July 26, 2002
10.8*	–	Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc.
14.1	–	Code of Business Conduct and Ethics
16.1	–	Letter on change in certifying accountant
21.1	–	List of subsidiaries
31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2007.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN N. HATSOPOULOS	Chairman of the Board	April 13, 2007
John N. Hatsopoulos

/s/ ARVIN H. SMITH	Chief Executive Officer	April 13, 2007
Arvin H. Smith

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer	April 13, 2007
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ ROBERT AGHABABIAN	Director	April 13, 2007
Robert Aghababian

/s/ BARRY S. HOWE	Director	April 13, 2007
Barry S. Howe

/s/ THEO MELAS-KYRIAZI	Director	April 13, 2007
Theo Melas-Kyriazi

GLENROSE INSTRUMENTS INC.

F1

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GlenRose Instruments, Inc.

We have audited the accompanying consolidated balance sheets of GlenRose Instruments, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlenRose Instruments, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ VITALE, CATURANO & COMPANY, LTD.
Boston, Massachusetts

March 30, 2007

F2

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors
Eberline Services, Inc. and Subsidiary
Albuquerque, New Mexico

We have audited the accompanying consolidated statement of income, changes in stockholders’ equity, and cash flow of Eberline Services, Inc. and subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Eberline Services, Inc. and subsidiary for the year ended December 31, 2004 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
September 18, 2005

F3

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND DECEMBER 31, 2005

	DECEMBER 31,	DECEMBER 31,
	2006	2005
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$908,703	$1,082,750
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF $62,835 AND $78,933 FOR 2006 AND 2005, RESPECTIVELY)	3,150,042	3,319,169
UNBILLED CONTRACT RECEIVABLES	626,310	380,620
INVENTORY	115,559	121,153
PREPAID EXPENSES	430,109	165,356
DUE FROM RELATED PARTIES	553,636	553,636
OTHER RECEIVABLES	8,540	—
DEFERRED TAX ASSET	606,726	285,721
TOTAL CURRENT ASSETS	6,399,625	5,908,405

PROPERTY, PLANT AND EQUIPMENT, NET	2,583,424	2,913,115

OTHER ASSETS
RESTRICTED CASH	433,821	420,828
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,174,734	3,161,741

TOTAL ASSETS	$12,157,783	$11,983,261

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F4

	DECEMBER 31,	DECEMBER 31,
	2006	2005
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$799,283	$910,063
ACCRUED EXPENSES	173,708	90,256
ACCRUED EMPLOYEE-RELATED COSTS	1,336,050	1,320,732
CURRENT PORTION OF RELATED PARTY, SENIOR NOTES	125,000	500,000
ACCRUED INTEREST	472,000	—
CAPITAL LEASE OBLIGATIONS	34,645	9,784
INCOME TAXES PAYABLE	179,620	167,474
TOTAL CURRENT LIABILITIES	3,120,306	2,998,309

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	875,000	1,000,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	2,000,000	2,000,000
ACCRUED INTEREST ON SUBORDINATED NOTES	613,383	915,383
CAPITAL LEASE OBLIGATIONS	25,924	—
DEFERRED TAX LIABILITY	321,074	318,881
OTHER LONG-TERM LIABILITIES	26,551	87,735

TOTAL LIABILITIES	6,982,238	7,320,308

STOCKHOLDER’S EQUITY
COMMON STOCK (PAR VALUE $0.01, 3,000,000 SHARES AUTHORIZED AND OUTSTANDING)	30,000	30,000
PAID-IN CAPITAL	6,770,000	6,770,000

ACCUMULATED DEFICIT	(1,624,455)	(2,137,046)
TOTAL STOCKHOLDER’S EQUITY	5,175,545	4,662,954

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,157,783	$11,983,261

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F5

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2006, 2005, AND 2004

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2006	2005	2004

CONTRACT REVENUES	$31,929,784	$29,798,291	$28,152,918

COST OF SALES	28,924,948	27,239,731	26,252,937

GROSS MARGIN FROM OPERATIONS	3,004,836	2,558,560	1,899,981

GENERAL AND ADMINISTRATIVE EXPENSES	2,392,368	2,059,670	2,596,367
GOODWILL IMPAIRMENT	—	—	606,403

OPERATING INCOME / (LOSS)	612,468	498,890	(1,302,789)

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	45,445	51,375	39,952
INTEREST EXPENSE	(297,636)	(347,481)	(335,815)
TOTAL OTHER INCOME (EXPENSE)	(252,190)	(296,106)	(295,863)

NET INCOME/(LOSS) BEFORE INCOME TAXES	360,278	202,784	(1,598,652)

PROVISION (BENEFIT) FOR INCOME TAXES	(152,313)	—	359,088

NET INCOME/ (LOSS)	$512,591	$202,784	$(1,957,740)

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,000,000	3,000,000	3,000,000
BASIC AND DILUTIVE NET EARNINGS (LOSS) PER SHARE	$0.17	$0.07	$(0.65)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F6

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2006, 2005 AND 2004

	COMMON STOCK		ADDITIONAL		TOTAL
	NUMBER		PAID IN	ACCUMULATED	STOCKHOLDERS’
	OF SHARES		CAPITAL	DEFICIT	EQUITY

BALANCE, DECEMBER 27, 2003	3,000,000	$30,000	$6,770,000	$(382,090)	$6,417,910

NET INCOME	—	—	—	(1,957,740)	(1,957,740)
BALANCE, DECEMBER 31, 2004	3,000,000	30,000	6,770,000	(2,339,830)	4,460,170

NET INCOME	—	—	—	202,784	202,784
BALANCE, DECEMBER 31, 2005	3,000,000	30,000	6,770,000	(2,137,046)	4,662,954

NET INCOME	—	—	—	512,591	512,591
BALANCE, DECEMBER 31, 2006	3,000,000	$30,000	$6,770,000	$(1,624,455)	$5,175,545

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

F7

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2006, 2005, AND 2004

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2006	2005	2004

CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$512,591	$202,784	$(1,957,740)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	569,252	694,897	913,293
GOODWILL IMPAIRMENT	—	—	606,403
PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES	(318,812)	(167,474)	435,502
GAIN ON DISPOSAL OF EQUIPMENT	—	—	(29,248)
CHANGES IN OPERATING ASSETS AND LIABILITIES
RESTRICTED CASH	(12,993)	12,969	(18,231)
(INCREASE) / DECREASE - ACCOUNTS RECEIVABLE	169,127	1,746,085	(2,114,101)
(INCREASE) / DECREASE - OTHER RECEIVABLES	(8,540)	—	—
(INCREASE) / DECREASE - DUE FROM RELATED PARTY	—	(221,344)	3,299
(INCREASE) / DECREASE - UNBILLED CONTRACT RECEIVABLES	(245,690)	(170,845)	323,793
(INCREASE) / DECREASE - PREPAID EXPENSES	(264,753)	209,593	(44,855)
(INCREASE) / DECREASE - INVENTORY	5,594	2,244	(8,542)
(INCREASE) / DECREASE - INCOME TAX RECEIVABLE	—	112,500	(112,500)
INCREASE / (DECREASE) - ACCOUNTS PAYABLE	(110,780)	—	—
INCREASE / (DECREASE) - ACCRUED INTEREST ON SUBORDINATED NOTES	170,000	211,802	—
INCREASE / (DECREASE) - OTHER ACCRUED LIABILITIES	49,732	(1,633,200)	2,752,826
NET CASH PROVIDED BY OPERATING ACTIVITIES	514,728	1,000,011	749,899

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(149,860)	(37,594)	(118,860)
PROCEEDS FROM DISPOSAL OF EQUIPMENT	—	—	34,080
NET CASH USED IN INVESTING ACTIVITIES	(149,860)	(37,594)	(84,780)

FINANCING ACTIVITIES
PROCEEDS FROM NOTES PAYABLE		—	2,000,000
PAYMENTS ON RELATED PARTY SENIOR NOTES	(500,000)	(500,000)	(3,036,661)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(38,915)	—	—
PAYMENTS ON LINE OF CREDIT (BANK NOTE)	—	(90,217)	—
NET CASH USED IN FINANCING ACTIVITIES	(538,915)	(590,217)	(1,036,661)

NET CASH INCREASE / (DECREASE) FOR YEAR	(174,047)	372,203	(371,542)

CASH AT BEGINNING OF YEAR	1,082,750	710,547	1,082,089
CASH AT END OF YEAR	$908,703	$1,082,750	$710,547

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$127,636	$128,760	$85,199
CASH PAID FOR INCOME TAXES	362,338	—	—
ACCRUED INTEREST PAYABLE EXCHANGED FOR NOTE PAYABLE	$—	$—	$491,780
ACQUISITION OF PROPERTY AND EQUIPMENT WITH CAPITAL LEASE	$89,700	—	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDTATED FINANCIAL STATEMENTS

F8

Notes to Consolidated Financial Statements for 2006 and 2005

Note 1 – Organization and significant Accounting Policies

Organization

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services, Inc. owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments Inc. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the Company, and the Company owns all of the outstanding stock of its subsidiary, ESI. Prior year comparative numbers for both the number of shares outstanding and earnings-per-share have been restated for consistency. As of December 31, 2006, ESI which includes in consolidation Eberline Services Hanford, Inc. (“ESHI”), and Lionville Labs, Inc. (“Lionville”) collectively constituted all of the revenues and expenses of the Company.

GlenRose Instruments Inc., a Delaware corporation, owns 100% of the stock of ESI and its subsidiaries (collectively “Eberline Services”). Through ESI and its subsidiaries, the Company provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the Company and its subsidiaries ESI, ESHI, and Lionville. All significant intercompany transactions have been eliminated.

Fiscal Year

The Company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The Company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end was December 31.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates, and such differences could be material to the financial statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. One customer represented approximately 60% and 57% of the revenue for the year ended December 31, 2006 and 2005, respectively. Federal and state governments collectively account for more than 90% of all revenues in 2006 and 2005. Two customers represented approximately 51% of trade accounts receivables at December 31, 2006 and 56% in 2005.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and borrowings. The Company believes all of the financial instruments’ carrying values approximate current market values.

F9

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash deposits and liquid investments with original maturities of three months or less when purchased and are stated at cost.

Restricted Cash

Restricted cash includes certificates of deposit set aside in the event of decommissioning activities of certain laboratory operations or to otherwise meet statutory requirements.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance, repairs and minor renewals are expensed to operations as incurred. Major repairs and betterments, which substantially extend the useful life of the property, are capitalized. Depreciation is provided for principally on a straight-line basis in amounts sufficient to charge the cost of depreciable assets to operations over the estimated service lives of assets as follows:

Buildings & Improvements	12 to 30 years
Computer Equipment	3 years
Plant and Lab Equipment	8 to 10 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year.  Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill that arose at Lionville of $606,403 was considered impaired and written off in 2004. In December 2004, in conjunction with the reorganization of Lionville and ESI, the Company tested the goodwill associated with Lionville in accordance with SFAS-142. The company utilized a two-step approach, with the valuation based primarily on discounted cash-flow analysis. At year-end 2004, the net present value (NPV) of the projected future cash flows associated with Lionville indicated that the entire amount of the goodwill was impaired. Goodwill for ESI in the amount of $2,740,913 was tested in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 – “Goodwill and Other Intangibles” for the year-ending December 31, 2005 and 2006, and was not considered to be impaired.

Revenue Recognition

Revenue for lab services, which are generally short-term, is recognized upon completion of the services.  Revenue for government service contracts is recognized as the services are performed.  Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. Calculations of allowable overhead and profit may change after audits by the Defense Contract Audit Agency for cost reimbursable type contracts. The Company is currently audited through December 2002 by the Defense Contract Audit Agency.

The Company is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts.  Revenue from “Cost-Plus-Fixed-Fee” (CPFF) contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee.  Costs incurred for services which have been authorized and performed, but may not have been billed, are allocated with operational fringe, overhead, general and administrative expenses and fees, and are presented as Unbilled Contract Receivables on the Balance Sheet.

Time-and-Materials Contracts.  Revenue from “time and material” contracts is recognized on the basis of man-hours utilized plus other reimbursable contract costs incurred during the period.

Fixed-Price Contracts.  Revenue from “fixed-price” contracts is recognized on the percentage-of-completion method.  For fixed-price contracts, the amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method).  However, when it becomes known that the anticipated final total cost will exceed the contract amount, the excess of cost over the contract amount is immediately recognized as a loss on the contract.  Recognition of profit commences on an individual project only when cost

F10

to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project (greater than 10% complete).  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable) and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel.  The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or General and Administrative Expense, and are allocated to jobs as a percentage of each division’s total cost base. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined.  Claims and change orders are not recorded and recognized until such time as they have been accepted.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded in revenue when received.

Unbilled Receivables

Costs related to work that has been completed and performed, for which revenue has been recognized but are not yet fully billed, are classified as “Unbilled Contract Receivables.”

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis, and include allocations of overhead and labor. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 31, 2006 and 2005, there were no reserves or write-downs recorded against inventory.

Income Taxes

Deferred income taxes are recorded in accordance with SFAS No. 109 “Accounting for Income Taxes” using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. There are no potentially dilutive common shares during any periods presented.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company adopted SFAS

F11

No. 123R on January 1, 2006.  The adoption of SFAS 123R did not have any impact on the Company’s consolidated financial position, results from operations, or statement of cash flows as of December 31, 2006, as the Company has not granted any stock options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial position, results from operations, or statement of cash flows as of December 31, 2006.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

Note 2 – Property and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
Asset Class	2006	2005

Land	$775,514	$775,514
Buildings and Improvements	1,963,968	1,963,968
Machinery and Equipment	4,729,110	5,120,266
Assets Under Capital Lease	89,700	—
Leasehold Improvements	58,280	43,663
	7,616,572	7,903,411
Less: Accumulated Depreciation	(5,033,148)	(4,990,296)
Net Property, Plant and Equipment	$2,583,424	$2,913,115

Depreciation expense for the years 2006, 2005, and 2004 was $569,252, $694,897, and $913,293 respectively.

Note 3 – Long-Term Debt

Long term debt consists of the following:

	December 31,	December 31,
Debt Instrument	2006	2005

Due to related parties, Senior Notes. Two (2) notes in amount of $1,000,000 each. Interest at WSJ Prime + 1%, currently 9.25%, quarterly principal payments of $62,500 plus accrued interest. Due December 31, 2011.	$1,000,000	$1,500,000

Due to related parties, Subordinated Notes. Four (4) notes in the amount of $500,000 each, principal, and accrued interest at 8.5%. Due December 31, 2011	2,000,000	2,000,000

Total Long-Term Debt	3,000,000	3,500,000

Less: Current Portion of Long-Term Debt	(125,000)	(500,000)

Total Long-Term Debt	$2,875,000	$3,000,000

F12

In 2006, the Company restructured the terms of the related-party debt retroactively to January 1, 2004. Repayment terms were extended, as was the payment of interest. Additionally, the four subordinated notes were structured such that repayment of the accrued interest would begin in 2007. In  December 31, 2006 both holders of the Senior notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two Senior notes was extended to 2011. The restructure did not result in a change in interest expense for prior years, or total amount due. For presentation purposes, long-term debt is presented in accordance with the revised note terms retroactively.

Future debt payments, including accrued interest, as restructured are as follows:

	Principal	Principal
Year Ending	Senior	Subordinated	Accrued
December 31,	Debt	Debt	Interest	Total

2007	$125,000	$—	$472,000	$597,000
2008	—	—	613,383	613,383
2009	300,000	666,667	—	966,667
2010	300,000	666,667	—	966,667
2011	275,000	666,667	—	941,667
	$1,000,000	$2,000,000	$1,085,383	$4,085,383

Note 4 - Commitments

The Company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at December 31, 2006 are as follows:

Summary of Lease Obligations:

	2007	2008	2009	Totals

Facilities	$116,034	$80,547	$16,800	$213,381
Equipment	75,957	75,957	75,957	227,871
	$191,991	$156,504	$92,757	$441,252

Annual rent expense for the years ending December 31, 2006, 2005, and 2004 was $411,961, $412,287, and $459,330 and respectively. At year-ending December 31, 2006, the company had not renewed the lease at the Lionville facility.  The Company was operating on a month-to-month arrangement pending final negotiations with the landlord.

Note 5 – Capital Leases

In 2006, the Company leased lab equipment under a capital lease agreement. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease, and, accordingly, it is recorded in the Company’s assets and liabilities.  The lease term is for one year, with the Company owning the equipment at completion of the lease.  The assets are amortized over their normal useful lives.

Assets under capital lease at year ending December 31, 2006:

December 31, 2006

Equipment	$89,700
Less: Accumulated Depreciation	(4,052)
Net Assets Under Cap. Lease	$85,648

During 2006, the Company paid a total of $38,915 in principal payments toward the lease obligation. The balance of $60,569 is due during fiscal year 2007.

F13

Note 6 – Benefit Plans

The Company currently maintains two defined contribution “401(k)” plans. Additionally, employees of ESHI are covered by a multi-employer, defined benefit plan that is not administered by the Company.

ESI employees are eligible to participate in the 401(k) plan immediately.  Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to IRS annual limitations. ESI makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. ESI contributed approximately $195,406, $182,000, and $210,000, to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004 respectively.

The Lionville subsidiary maintains a defined contribution plan that covers all eligible Lionville employees.  Eligibility is tied to certain minimum compensation levels, an age requirement (21 years of age), and a minimum service requirement. The plan is funded by elective employee salary deferrals and employer contributions.  Employer contribution expenses for the years ended December 31, 2006, and 2005 were $36,925 and $33,712 respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan (Plan).  The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies.  The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc.  The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government directly reimburses all pension costs.  Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford site.  For the year ending December 31, 2006, the expense was approximately $900,000.

In May 2005, the Department of Energy (“DOE”) altered the benefit structure for its subcontractors at the Hanford site. All new employees of ESHI not associated with a bargaining unit agreement will not be eligible to participate in the defined benefit plan.  Details of the successor plan are pending approval of DOE.

Note 7 – Related Party Transactions

The Company performs administrative services for the benefit of the GlenRose Partnership. The Company invoices the GlenRose Partnership for such services (including fringe benefits and general and administrative) at actual cost.  For the year ending December 31, 2005, the Company performed $221,344 in services on behalf of the GlenRose Partnership. For the year ending December 31, 2006, the Company did not provide any services on behalf of the Partnership.

Amounts due from GlenRose Partnership:

	December 31,	December 31,
	2006	2005

ESI	$503,841	$503,841
Lionville	49,795	49,795
	$553,636	$553,636

In September 2005, the Company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. As of December 31, 2006, the dividend had not been declared or otherwise paid.

The Lionville balance is related to the original investment of the partners. The GlenRose Partnership intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205. The GlenRose Partnership intends to fund the remaining balance to Lionville.

Note 8 – Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. There are no dilutive securities as of December 31, 2006 and 2005. The following reconciles amounts reported in the financial statements:

F14

	December 31,	December 31,
	2006	2005
Earnings Per Share
Income (Loss) available to stockholders	$512,591	$202,784

Basic Shares (Denominator)	3,000,000	3,000,000
Basic EPS	$0.17	$0.07

Assumed exercise of dilutive stock options and warrants
Diluted Shares	3,000,000	3,000,000
Diluted EPS	$0.17	$0.07

Anti-Dilutive Options	—	—

Note 9 – Income Taxes

Components of the provision for income taxes for the years ending December 31, 2006, 2005, and 2004 are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Current Taxes:
Federal	$156,423	$145,846	$(70,301)
State	23,197	21,628	(6,113)
Total Current Taxes	179,620	167,474	(76,414)

Deferred Taxes:
Federal	(289,066)	(145,846)	400,662
State	(42,867)	(21,628)	34,840
Total Deferred Taxes - Current	(331,933)	(167,474)	435,502

Total Income Taxes	$(152,313)	$—	$359,088

The income tax expense for the years ended December 31, 2006, 2005, and 2004 varied from the amount computed by applying the federal statutory income tax rate to income (loss) before taxes.

Reconciliation between the federal statutory taxes and effective taxes follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Federal taxes at the statutory rate applied to Income (Loss)	$130,996	$167,474	$(559,542)
Before Taxes
Add (Deduct):
Non-Deductible Goodwill Impairment	—	—	237,103
State Income Tax Expense (Benefit) Net of Federal Benefit	12,206	3,403	(22,941)
Adjustment to Valuation Allowance	(361,757)	(170,877)	669,246
Other Accruals and Adjustments	66,242	—	35,222
Total Income Tax Expense (Benefit)	$(152,313)	$—	$359,088

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2006 and December 31, 2005, are as follows:

	December 31,	December 31,
	2006	2005
Deferred Tax Liabilities
Depreciable Assets	$(321,074)	$(318,881)

Deferred Tax Assets
Accrued Liabilities	203,312	307,247
Accrued Interest	403,414	340,230
NOL Carryforwards	478,366	478,367
Valuation Allowance	(478,366)	(840,123)
	606,726	285,721
Net Deferred Taxes	$285,652	$(33,160)

F15

The company recorded a tax benefit of $152,313 in 2006 compared to $0 in 2005. As of December 31, 2006, the company had a deferred tax asset balance of $478,366 related to the net operating losses of the company’s Lionville subsidiary. These losses are subject to separate return limitation year (“SRLY”) treatment and may only be utilized against income from Lionville. As of December 31, 2006, the Company believes that it is more likely than not that it will not realize the balance of these assets, and has therefore reduced the deferred tax asset by a valuation allowance in the amount of $478,366. Other significant components of the SFAS-109 “Accounting for Income Taxes” calculation include deferred tax assets associated with book-tax differences on the impaired Lionville goodwill and depreciable equipment, permanent purchase accounting adjustments, accrued payroll liabilities, and non-deductible interest associated with the subordinated note agreements at Lionville. For the year ended December 31, 2006, provision for income taxes as computed in accordance with SFAS-109 resulted in a tax benefit of $152,313. As of December 31, 2006 the Company had net operating losses carryforwards of $1,287,039 associated with Lionville which will expire by December 2016. In previous years the Company had recorded a valuation allowance against certain deferred tax assets. The valuation allowance was reversed in 2006 based on the profitability of the Company.

Note 10 – Stock Options

In September 2005, the Company adopted a Stock Option plan which reserves 700,000 shares of common stock for issuance thereunder. Under the terms of the plan, certain members of management are eligible for Stock Options pursuant to the terms and conditions of the plan. At December 31, 2006, eligibility and option pricing were not defined. As of December 31, 2006, no options had been issued, or otherwise granted.

Note 11 – Segment Data

The Company’s executive officers include Arvin Smith, Dr. Richard Chapman, and Dr. Shelton Clark.  Collectively, they are the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  The office of the CODM is responsible for assessing the performance of each segment, as well as the allocation of company resources. Other than General and Administrative services incurred at GlenRose, ESI currently constitutes 100% of the activity of the Company. Costs incurred by GlenRose are aggregated and reported separately from the Eberline activity.

ESI currently operates in two primary business segments:  Radiochemistry Laboratories (Labs) and Consulting & Field Services (Environmental Services).  In addition, ESI maintains separate general and administrative (G&A) divisions consisting of all executive management, business development, accounting & finance, and human resource personnel. General and administrative costs are allocated to each proportional to its cost-base or as otherwise proscribed by the conditions of the contract. All costs (except federal taxes and interest income and expense) collected in a G&A pool are fully absorbed by each segment/division. This allocation methodology is consistent with the Federal Acquisition Regulations (FAR).  In accordance with the FAR, direct and indirect costs are aggregated and reported at the division level. This includes indirect labor, as well as all other indirect costs including depreciation and amortization.

The Labs consist of four separate labs serving a wide-variety of federal, state and local governments. The labs are located in Richmond, CA, Albuquerque, NM, Oak Ridge, TN, and Exton, PA. A dedicated lab manger is responsible for the operation of each lab. Management monitors the performance of each lab separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

The Environmental Services provide engineering and technical support to Los Alamos National Lab, the Department of Energy’s Hanford Site, as well as other government and commercial agencies. Segment data for the year ended December 31, 2006 are included below:

F16

	Environmental		Analytical
	Services	%	Laboratories	%	Corporate	%	Total

Net revenues	$21,688,057	68%	$10,241,727	32%	$—	0%	$31,929,784
Cost of sales	(19,601,948)	68%	(9,323,000)	32%	—	0%	(28,924,948)
Gross Margin	2,086,109	69%	918,727	31%	—	0%	3,004,836

General and Administrative	755,589	32%	1,253,053	52%	383,726	16%	2,392,368
Operating Income	1,330,520		(334,326)		(383,726)		612,468

Other Income (Expense)	(61,588)		(190,599)		—		(252,187)
Provision/(Benefit) for Taxes	(152,313)		—		—		(152,313)
Net income	$1,421,245		$(524,925)		$(383,726)		$512,594

Supplemental Information

Capital equipment, net	$462,174		$1,375,847		$745,403
Capital expenditures	$66,179		$158,362		$15,019
Depreciation expense	$214,796		$312,910		$41,546

F17