Form 10-Q
period 2007-04-01
Glenrose Instruments Inc.
filed 2007-05-14
CIK 1340095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 1, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No.: 000-51645

GLENROSE INSTRUMENTS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3521719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING APRIL 1, 2007

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 1, 2007 and December 31, 2006

	APRIL 1,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,139,374	$908,703
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF $61,800 AND $62,835 FOR 2007 AND 2006, RESPECTIVELY)	2,693,446	3,150,042
UNBILLED CONTRACT RECEIVABLES	585,009	626,310
INVENTORY	115,559	115,559
PREPAID EXPENSES	547,078	430,109
DUE FROM RELATED PARTIES	553,636	553,636
OTHER RECEIVABLES	6,870	8,540
DEFERRED TAX ASSET	606,726	606,726
TOTAL CURRENT ASSETS	6,247,698	6,399,625

PROPERTY, PLANT AND EQUIPMENT, NET	2,489,763	2,583,424

OTHER ASSETS
RESTRICTED CASH	435,658	433,821
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,176,571	3,174,734

TOTAL ASSETS	$11,914,032	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 1, 2007 and December 31, 2006

	APRIL 1,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$1,224,428	$799,283
ACCRUED EXPENSES	217,919	173,708
ACCRUED EMPLOYEE-RELATED COSTS	956,417	1,336,050
CURRENT PORTION DUE RELATED PARTY, SENIOR NOTES	—	125,000
ACCRUED INTEREST	629,500	472,000
CAPITAL LEASE OBLIGATIONS	34,085	34,645
INCOME TAXES PAYABLE	111,794	179,620
TOTAL CURRENT LIABILITIES	3,174,143	3,120,306

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	875,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	2,000,000	2,000,000
ACCRUED INTEREST ON SUBORDINATED NOTES	455,883	613,383
CAPITAL LEASE OBLIGATIONS	23,631	25,924
DEFERRED TAX LIABILITY	316,170	321,074
OTHER LONG-TERM LIABILITIES	16,650	26,551

TOTAL LIABILITIES	6,861,477	6,982,238

STOCKHOLDER’S EQUITY
COMMON STOCK (PAR VALUE $0.01, 3,000,000 SHARES AUTHORIZED AND OUTSTANDING)	30,000	30,000
PAID-IN CAPITAL	6,770,000	6,770,000
ACCUMULATED DEFICIT	(1,747,445)	(1,624,455)
TOTAL STOCKHOLDER’S EQUITY	5,052,555	5,175,545

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,914,032	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended April 1, 2007 and April 2, 2006

	THREE MONTHS ENDED
	APRIL 1,	APRIL 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$7,872,202	$8,020,795

COST OF SALES	7,314,952	7,336,353

GROSS MARGIN FROM OPERATIONS	557,251	684,442

GENERAL AND ADMINISTRATIVE EXPENSES	699,492	558,301

OPERATING INCOME / (LOSS)	(142,241)	126,141

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	12,933	3,097
INTEREST EXPENSE	(66,413)	(85,380)
TOTAL OTHER INCOME (EXPENSE)	(53,480)	(82,283)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(195,721)	43,858

PROVISION (BENEFIT) FOR INCOME TAXES	(72,730)	—

NET INCOME/ (LOSS)	$(122,992)	$43,858

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,000,000	3,000,000
BASIC AND DILUTIVE NET EARNINGS (LOSS) PER SHARE	$(0.04)	$0.01

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 1, 2007 and April 2, 2006

	THREE MONTHS ENDED
	APRIL 1,	APRIL 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(122,992)	$43,858

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	122,245	156,571
PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES	(4,904)	—
CHANGES IN OPERATING ASSETS AND LIABILITIES (INCREASE) / DECREASE IN:
RESTRICTED CASH	(1,837)	(870)
ACCOUNTS RECEIVABLE	456,596	(405,336)
OTHER RECEIVABLES	1,670	—
UNBILLED CONTRACT RECEIVABLES	41,300	137,630
PREPAID EXPENSES	(116,969)	(87,669)
INVENTORY	—	6,306
INCREASE / (DECREASE)
ACCOUNTS PAYABLE	425,145	157,684
OTHER LONG-TERM LIABILITIES	(9,902)	—
OTHER ACCRUED LIABILITIES	(403,244)	11,118
NET CASH PROVIDED BY OPERATING ACTIVITIES	387,108	19,292

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(28,584)	(38,546)
NET CASH USED IN INVESTING ACTIVITIES	(28,584)	(38,546)

FINANCING ACTIVITIES
PAYMENTS ON RELATED PARTY SENIOR NOTES	(125,000)	(127,322)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(2,853)	—
NET CASH USED IN FINANCING ACTIVITIES	(127,853)	(127,322)

NET CASH INCREASE / (DECREASE) FOR THE PERIOD	230,671	(146,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	908,703	1,082,750
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,139,374	$936,174

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$66,413	$128,760
CASH PAID FOR INCOME TAXES	$—	$—

The accompanying notes are integral part of these condensed consolidated financial statements

Notes to Interim Financial Statements (Unaudited) for the period ending April 1, 2007

Note 1 – Organization and Significant Accounting Policies

Organization

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services, Inc. owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments Inc. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the Company, and the Company owns all of the outstanding stock of its subsidiary, ESI. Prior year comparative numbers for both the number of shares outstanding and earnings-per-share have been restated for consistency. As of April 1, 2007, ESI which includes in consolidation Eberline Services Hanford, Inc. (“ESHI”), Lionville Labs, Inc. (“Lionville”), Eberline Analytical Corporation, Benchmark Environmental Corp. and TMA Norcal Corporation, together with the corporate office of GlenRose Instruments constituted all of the revenues and expenses of the Company.

GlenRose Instruments Inc., a Delaware corporation, owns 100% of the stock of ESI and its subsidiaries (collectively “Eberline Services”). Through ESI and its subsidiaries, the Company provides radiological services and operates an analytical laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the Company and its subsidiary Eberline Service Inc. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at April 1, 2007, the results of operations for the three months ended April 1, 2007 and April 2, 2006, and cash flows for the three months ended April 1, 2007 and April 2, 2006.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. One customer represented approximately 60% and 57% of the revenue for the period ended April 1, 2007 and April 2, 2006, respectively. Federal and state governments, including prime contractors, collectively account for more than 90% of all revenues for both periods ended April 1, 2007 and April 2, 2006. Two customers represented approximately 51% and 56% of trade accounts receivables for the period ended April 1, 2007 and April 2, 2006, respectively.

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

Prior to December 2004, the Goodwill at Lionville was not tested as part of the annual audit requirement and the audit opinion explicitly excluded goodwill. In 2004, the Lionville stock was transferred to Eberline Services and Lionville was subject to the audit requirements of Eberline Services. During the subsequent restatement to account for the entity under common control, Goodwill was tested in accordance with SFAS-142. Goodwill that arose at Lionville of $606,403 was considered impaired and written off in 2004. The company utilized a two-step approach, with the valuation based primarily on discounted cash-flow analysis. At year-end 2004, the net present value (NPV) of the projected future cash flows associated with Lionville indicated that the entire amount of the goodwill was impaired. Goodwill for Eberline Services in the amount of $2,740,913 was tested in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 – “Goodwill and Other Intangibles” as of December 31, 2006 and December 31, 2005 respectively and was not considered to be impaired. No events occurred or circumstances changed that required the Company to further test goodwill for impairment during either of the periods ending April 1, 2007, or April 2, 2006.

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

Fixed-Price Contracts.  Revenue from “fixed-price” contracts is recognized on the percentage-of-completion method.  For fixed-price contracts, the amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method).  However, when it becomes known that the anticipated final total cost will exceed the contract amount, the excess of cost over the contract amount is immediately recognized as a loss on the contract.  Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project (greater than 10% complete).  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable) and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis and include allocations of overhead and labor. Inventory is reviewed periodically for slow-moving and obsolete items. As of April 1, 2007 and December 31, 2006, there were no reserves or write-downs recorded against inventory.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The company has adopted this pronouncement and did not have a significant impact on its consolidated financial statements.

Note 2 – Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. There are no dilutive securities as of April 1, 2007 and April 2, 2006. The following reconciles amounts reported in the financial statements:

	April 1,	April 2,
	2007	2006
Earnings Per Share
Income (Loss) available to stockholders	$(122,992)	$43,858

Basic Shares (Denominator)	3,000,000	3,000,000
Basic Earnings (Loss) per Share	$(0.04)	$0.01

Assumed exercise of dilutive stock options and warrants	—	—
Diluted Shares	3,000,000	3,000,000
Diluted Earnings (Loss) per Share	$(0.04)	$0.01

Anti-Dilutive Options	—	—

Note 3 – Long-Term Debt

Long term debt consists of the following:

	April 1,	December 31,
Debt Instrument	2007	2006

Due to related parties, Senior Notes. Two (2) notes in amount of $1,000,000 each. Interest at WSJ Prime + 1%, currently 9.25%, quarterly principal payments of $62,500 plus accrued interest. Due December 31, 2011.	$875,000	$1,000,000

Due to related parties, Subordinated Notes. Four (4) notes in the amount of $500,000 each, principal, and accrued interest at 8.5%. Due December 31, 2011	2,000,000	2,000,000

Total Long-Term Debt	2,875,000	3,000,000

Less: Current Portion of Long-Term Debt	—	(125,000)

Total Long-Term Debt	$2,875,000	$2,875,000

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

Future debt payments, including accrued interest, at April 1, 2007 as restructured are as follows:

	Principal	Principal
Year Ending	Senior	Subordinated	Accrued
December 31,	Debt	Debt	Interest	Total

2007	$—	$—	$472,000	$472,000
2008	—	—	613,383	613,383
2009	300,000	666,667	—	966,667
2010	300,000	666,667	—	966,667
2011	275,000	666,667	—	941,667
	$875,000	$2,000,000	$1,085,383	$3,960,383

Note 4 - Commitments

The Company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at April 1, 2007 are as follows:

Summary of Lease Obligations:

	2007	2008	2009	Totals

Facilities	$116,034	$80,547	$16,800	$213,381
Equipment	75,957	75,957	75,957	227,871
	$191,991	$156,504	$92,757	$441,252

Annual rent expense for the years ending December 31, 2006, 2005, and 2004 was $411,961, $412,287, and $459,330 and respectively. At April 1, 2007, the company had not renewed the lease at the Lionville facility.  The Company was operating on a month-to-month arrangement pending final negotiations with the landlord. For the three months ending April 1, 2007 and April 2, 2006 rent expense was $101,098 and $102,990 respectively.

Note 5 – Related Party Transactions

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

Amounts due from the GlenRose Partnership:

	April 1,	April 2,
	2007	2006

ESI	$503,841	$503,841
Lionville	49,795	49,795
	$553,636	$553,636

Eberline Services has performed certain administrative and professional services on behalf of the GlenRose Partnership, L.P. (the GlenRose Partnership). The GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. At April 1, 2007, the total amount due was $503,841. In September 2005, the Company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the Eberline Services portion of the related-party transaction. The company anticipates that before its common stock becomes publicly traded, will issue a one-time $503,841 cash dividend to the GlenRose Partnership. Immediately upon receipt of such a dividend, the GlenRose Partnership will remit $503,841 to the company as full payment of the sums due for such administrative and professional services. At April 1, 2007, the dividend had not been declared or otherwise paid, however the company expects that the dividend will be paid in 2007.

The Lionville balance is related to the original investment of the partners. The GlenRose Partnership intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205. The GlenRose Partnership intends to fund the remaining balance to Lionville.

Note 6 – Segment Data

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

ESI currently operates in two primary business segments: Analytical Laboratories and Environmental Services.  In addition, ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting & finance, and human resource personnel that support the entire business.

The Analytical Laboratories consist of four separate labs serving a wide variety of federal, state and local governments. The labs are located in Richmond, CA, Albuquerque, NM, Oak Ridge, TN, and Exton, PA. A dedicated lab manger is responsible for the operation of each lab. Management monitors the performance of each lab separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

The Environmental Services provide engineering and technical support to Los Alamos National Lab, the Department of Energy’s Hanford Site, as well as other government and commercial agencies. Segment data for the periods ending April 1, 2007 and April 2, 2006 are included below:

	Three Months Ended
	April 1,		April 2,
	2007		2006
	Unaudited		Unaudited

Revenues:
Environmental Services	$6,079,325	77.2%	$5,407,790	67.4%
Analytical Laboratories	1,792,877	22.8%	2,613,005	32.6%
	7,872,202	100.0%	8,020,795	100.0%

Cost of Sales:
Environmental Services	5,281,329	72.2%	4,735,471	64.5%
Analytical Laboratories	2,033,623	27.8%	2,600,882	35.5%
	7,314,952	100.0%	7,336,353	100.0%

Gross Profit:
Environmental Services	797,996	143.2%	672,319	98.2%
Analytical Laboratories	(240,745)	-43.2%	12,123	1.8%
	$557,251	100.0%	$684,442	100.0%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors discussed or referred to in Item1A, Risk Factors, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

First quarter 2007 compared with First Quarter 2006

Revenues

Revenues for the first quarter of 2007 were $7,872,202 as compared to $8,020,795 for the same period in 2006, a decrease of $148,593 or 1.9%. The decrease in revenues was primarily due to budget constraints at Department of Energy (“DOE”) sites as most contractors were limited in their action without either a DOE budget or continuing resolution. The revenue was comprised of $6,079,325 from Environmental Services and $1,792,877 from Analytical Laboratories.

Revenue from our Environmental Services was $6,079,325, an increase of $671,535 or 12.4%, as compared to $5,407,790 in the first quarter of 2006. Our Environmental Services contributed 77.2% to total revenues in the first quarter of 2007 versus 67.4% for the same period of 2006. Several Department of Energy contracts were unaffected by the budget constraints, including the River Corridor Contract at Hanford which increased 8.3% over the first quarter of 2006. Revenues also increased with additional work at Los Alamos National Lab. However, the increase in first quarter revenues was mainly due to new contracts from the Department of Transportation and a commercial project for soil remediation employing our Segmented Gate System technology.

Revenue from our Analytical Laboratories was $1,792,877, a decrease of $820,128 or 31.4%, as compared to $2,613,005 in the first quarter of 2006. The effect of the Department of Energy budget constraints was particularly felt by our Analytical Laboratories as the flow of samples decreased and our laboratory revenues were reduced.

Cost of Sales

The cost of sales in the first quarter of 2007 was $7,314,952, a decrease of $21,401, as compared to $7,336,353 for the same period of 2006. Our direct costs increased by 5.2% while the overhead decreased by 9.4%.  The increase in direct costs was the result of additional direct personnel dedicated to the new projects and the growth of our existing long-term contracts. The decrease in overhead reflects fewer key engineering and technical personnel in Environmental Services assigned to overhead projects as they were assigned to direct work.

Our Environmental Services had an increase in the cost of sales due to the increased business and the need to add personnel to perform this work. The cost of sales was $5,281,329 in the first quarter of 2007, an increase of $545,858 or 11.5% when compared to $4,735,471 for the same period of 2006.

The cost of sales for Our Analytical Laboratories was $2,033,623 in the first quarter of 2007, a decrease of $567,259 or 21.8% as compared to $2,600,882 for the same period of 2006. Our laboratories reduced their costs but not sufficiently to offset the decrease in revenues due to the lower sample flow.

Gross Profit – Segment Income

Gross profit for the first quarter of 2007 was $557,251, a decrease of $127,191 or 18.6%, as compared to $684,442 for the same period in 2006. The gross profit margin decreased to 7.1% in the first quarter of 2007 from 8.5% in the first quarter of 2006. The decrease in the quarterly gross profit was due to the decrease in the Analytical Laboratories revenues which caused a loss in that area. Although Environmental Services increased its gross profit, it was not sufficient to offset the laboratory decrease.

Gross profit or segment income for our Environmental Services was $797,996 in the first quarter of 2007, an increase of $125,677 or 18.7% as compared to $672,319 for the same period in 2006. Our Analytical Laboratories in the first quarter of 2006 reported a segment loss of $240,745 as compared to a gross profit or segment income of $12,123 for the same period in 2006.

Operating Expenses

General and administrative expenses in the first quarter of 2007 were $699,492, an increase of $141,191 or 25.3%, as compared to $558,301 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses and general GlenRose corporate expenses relating to SEC filings.

Operating Income

We incurred an operating loss in the first quarter of 2007 of $142,241, as compared with an operating income of $126,141 over the same period in 2006. The operating loss is due to the performance of our Analytical Laboratories in the first quarter of 2007.

Other Income (Expense)

Other expenses in the first quarter of 2007 decreased $28,803 or 35.0% to $53,480, as compared to $82,283 for the same period last year. Our interest expense decreased by 22.2% as we further reduced our debt obligations. Interest income increased to $12,933 from $3,097 as a result of increase in overall interest rates and a greater average level of cash on hand.  In addition, in December 2006, the Company entered into a commercial, overnight “sweep” agreement to maximize interest income.

Provision for Income Taxes

We recorded a tax benefit of $72,730 in the first quarter of 2007, as compared with no tax benefit or provision for the first quarter of 2006. The benefit was recorded at the Company’s statutory rate. For the quarter ending April 2, 2006, no tax benefit or provision was recorded based on the assumption that the net operating losses at year-end 2006 available to us would be enough to cover any tax liability.

Net Loss (Income)

We incurred a net loss in the first quarter of 2007 of $122,992, as compared with a net income of $43,858 in the first quarter of 2006.

Liquidity and Capital Resources

Consolidated working capital in the first quarter of 2007 was $3,073,555, as compared with $3,279,319 in the first quarter of 2006. Included in working capital were cash and cash equivalents of $1,139,374 in the first quarter of 2007, compared with $908,703 in the first quarter of 2006. The decrease in working capital was primarily due to the decrease in unbilled receivables related to accruals on two contracts, and to a lesser extent to our reported net loss in the first quarter of 2007.

Cash provided by operating activities was $387,108 in the first quarter of 2007, as compared with $19,292 in the first quarter of 2006. Our net receivables balance decreased to $2,693,446 in the first quarter of 2007 from $3,150,042 at December 31, 2006, resulting in an increase in cash of $456,596. Our unbilled contract receivables decreased to $585,009 in the first quarter of 2007 from $626,310 at December 31, 2006, resulting in an increase in cash of $41,300. The decrease in the unbilled contract receivables is primarily due to the billing of a fee on the River Corridor Contract.

During the first quarter of 2007 our other accrued liabilities, including accrued expenses, accrued employee-related costs and income taxes payable, decreased to $1,286,130, compared with $1,689,378 at December 31, 2006, resulting in a decrease in cash of $403,244. The decrease is the net of lower accrued payroll liabilities (primarily personal leave), decrease in income tax payables, and an increase in accrued legal fees associated with the Company’s registration efforts.

Our prepaid expenses used $116,969 of cash as they increased to $547,078 in the first quarter of 2007 from $430,109 at December 31, 2006, due to insurance premiums paid for the period February 2007 to February 2008. Offsetting those items was an increase in accounts payable of $425,145 due to timing differences when purchases were made.

The primary investing activities of the company’s operations included the purchase and sale of property, plant and equipment. The company continues to manage its capital expenditures very selectively and during the first quarter of 2007 we expended $28,584 for purchases of property, plant and equipment.

The company’s financing activities used $127,853 of cash during the first quarter of 2007 primarily to make principal and interest payments on our outstanding notes payables, and to a lesser extent for payments on certain capital lease obligations.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

The company’s exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at December 31, 2006.

Item 4:  Controls and Procedures

Evaluation of disclosure controls and procedures:

The chief executive officer and the chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 5:  Other Information

On April 5, 2007 we filed with the Securities and Exchange Commission an Amendment No.1 to our Form 10, originally filed on November 16, 2006. As of the date of this report, we have not cleared comments with the Commission.

Item 6:  Exhibits

See exhibit Index on page 18.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.