Form 10-Q
period 2007-07-01
Glenrose Instruments Inc.
filed 2007-08-14
CIK 1340095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 1, 2007

or

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable -- the registrant’s Common Stock is not traded on any market.

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JULY 1, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 1, 2007 and December 31, 2006

	JULY 1,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$748,684	$908,703
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF
$60,420 AND $62,835 FOR 2007 AND 2006, RESPECTIVELY)	2,953,538	3,150,042
UNBILLED CONTRACT RECEIVABLES	798,996	626,310
INVENTORY	142,879	115,559
PREPAID EXPENSES	665,211	430,109
DUE FROM RELATED PARTIES	553,636	553,636
OTHER RECEIVABLES	25,871	8,540
DEFERRED TAX ASSET	606,726	606,726
TOTAL CURRENT ASSETS	6,495,541	6,399,625

PROPERTY, PLANT AND EQUIPMENT, NET	2,497,498	2,583,424

OTHER ASSETS
RESTRICTED CASH	422,103	433,821
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,163,016	3,174,734

TOTAL ASSETS	$12,156,055	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 1, 2007 and December 31, 2006

	JULY 1,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$822,127	$799,283
ACCRUED EXPENSES	262,859	173,708
ACCRUED EMPLOYEE-RELATED COSTS	1,627,827	1,336,050
CURRENT PORTION DUE RELATED PARTY, SENIOR NOTES	-	125,000
ACCRUED INTEREST	849,735	472,000
CAPITAL LEASE OBLIGATIONS	10,102	34,645
INCOME TAXES PAYABLE	55,060	179,620
TOTAL CURRENT LIABILITIES	3,627,710	3,120,306

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	875,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	2,000,000	2,000,000
ACCRUED INTEREST ON SUBORDINATED NOTES	298,383	613,383
CAPITAL LEASE OBLIGATIONS	21,300	25,924
DEFERRED TAX LIABILITY	321,074	321,074
OTHER LONG-TERM LIABILITIES	47,684	26,551

TOTAL LIABILITIES	7,191,151	6,982,238

STOCKHOLDER'S EQUITY
COMMON STOCK (PAR VALUE $0.01, 3,000,000 SHARES
AUTHORIZED AND OUTSTANDING)	30,000	30,000
PAID-IN CAPITAL	6,770,000	6,770,000
ACCUMULATED DEFICIT	(1,835,096)	(1,624,455)
TOTAL STOCKHOLDER'S EQUITY	4,964,904	5,175,545

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,156,055	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 1, 2007 and July 2, 2006

	THREE MONTHS ENDED
	JULY 1,	JULY 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$8,413,141	$8,138,618

COST OF SALES	7,888,349	7,349,744

GROSS MARGIN FROM OPERATIONS	524,792	788,874

GENERAL AND ADMINISTRATIVE EXPENSES	613,345	567,262

OPERATING INCOME / (LOSS)	(88,553)	221,612

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	22,191	5,048
INTEREST EXPENSE	(73,117)	(83,912)
TOTAL OTHER INCOME (EXPENSE)	(50,926)	(78,864)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(139,479)	142,748

PROVISION (BENEFIT) FOR INCOME TAXES	(51,830)	-

NET INCOME/ (LOSS)	$(87,649)	$142,748

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,000,000	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.03)	$0.05

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended July 1, 2007 and July 2, 2006

	SIX MONTHS ENDED
	JULY 1,	JULY 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$16,285,343	$16,159,413

COST OF SALES	15,203,301	14,686,097

GROSS MARGIN FROM OPERATIONS	1,082,042	1,473,316

GENERAL AND ADMINISTRATIVE EXPENSES	1,312,837	1,125,563

OPERATING INCOME / (LOSS)	(230,795)	347,753

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	35,124	8,145
INTEREST EXPENSE	(139,530)	(169,292)
TOTAL OTHER INCOME (EXPENSE)	(104,406)	(161,147)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(335,201)	186,606

PROVISION (BENEFIT) FOR INCOME TAXES	(124,560)	-

NET INCOME/ (LOSS)	$(210,641)	$186,606

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,000,000	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.07)	$0.06

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended July 1, 2007 and July 2, 2006

	SIX MONTHS ENDED
	JULY 1,	JULY 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(210,641)	$186,606

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	253,837	301,862
CHANGES IN OPERATING ASSETS AND LIABILITIES
(INCREASE) / DECREASE IN:
RESTRICTED CASH	11,718	(870)
ACCOUNTS RECEIVABLE	196,504	192,483
OTHER RECEIVABLES	(17,331)	1,504
UNBILLED CONTRACT RECEIVABLES	(172,686)	(561,857)
PREPAID EXPENSES	(235,102)	(132,291)
INVENTORY	(27,320)	6,935
INCREASE / (DECREASE)
ACCOUNTS PAYABLE	22,844	78,046
ACCRUED INTEREST ON SUBORDINATED NOTES	62,735	106,191
OTHER LONG-TERM LIABILITIES	21,133	(35,401)
OTHER ACCRUED LIABILITIES	256,368	197,828
NET CASH PROVIDED BY OPERATING ACTIVITIES	162,059	341,036

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(167,911)	(50,554)
NET CASH USED IN INVESTING ACTIVITIES	(167,911)	(50,554)

FINANCING ACTIVITIES
PAYMENTS ON RELATED PARTY SENIOR NOTES	(125,000)	(250,000)
PAYMENTS ON BANK NOTES	-	(4,115)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(29,167)	-
NET CASH USED IN FINANCING ACTIVITIES	(154,167)	(254,115)

NET CASH INCREASE / (DECREASE) FOR THE PERIOD	(160,019)	36,367

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	908,703	1,082,750
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$748,684	$1,119,117

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$139,530	$60,577
CASH PAID FOR INCOME TAXES	$132,725	$-

The accompanying notes are integral part of these condensed consolidated financial statements

Notes to Interim Financial Statements (Unaudited) for the period ending July 1, 2007

Note 1 - Organization and Significant Accounting Policies

Organization

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “Company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services, Inc. owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments Inc. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the Company, and the Company owns all of the outstanding stock of its subsidiary, ESI. As of July 1, 2007, ESI which includes in consolidation Eberline Services Hanford, Inc. (“ESHI”), Lionville Labs, Inc. (“Lionville”), Eberline Analytical Corporation, Benchmark Environmental Corp. and TMA Norcal Corporation, together with the corporate office of GlenRose Instruments constituted all of the revenues and expenses of the Company. The Company provides radiological services and operates an analytical laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the Company and its subsidiaries Eberline Services. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at July 1, 2007, the results of operations for the three and six months ended July 1, 2007 and July 2, 2006, and cash flows for the six months ended July 1, 2007 and July 2, 2006.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. One customer represented approximately 62% and 57% of the revenue for the six month period ended July 1, 2007 and July 2, 2006, respectively. Federal and state governments, including prime contractors, collectively account for more than 90% of all revenues for both six month periods ended July 1, 2007 and July 2, 2006. Two customers represented approximately 53% and 56% of trade accounts receivables for the six month period ended July 1, 2007 and July 2, 2006, respectively.

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

Prior to December 2004, the Goodwill at Lionville was not tested as part of the annual audit requirement and the audit opinion explicitly excluded goodwill. In 2004, the Lionville stock was transferred to Eberline Services and Lionville was subject to the audit requirements of Eberline Services. During the subsequent restatement to account for the entity under common control, Goodwill was tested in accordance with SFAS-142. Goodwill that arose at Lionville of $606,403 was considered impaired and written off in 2004. The company utilized a two-step approach, with the valuation based primarily on discounted cash-flow analysis. At year-end 2004, the net present value (NPV) of the projected future cash flows associated with Lionville indicated that the entire amount of the goodwill was impaired. Goodwill for Eberline Services in the amount of $2,740,913 was tested in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 - “Goodwill and Other Intangibles” as of December 31, 2006 and December 31, 2005 respectively and was not considered to be impaired. No events occurred or circumstances changed that required the Company to further test goodwill for impairment during either of the six month periods ending July 1, 2007, or July 2, 2006.

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

The Company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the Company was party to a subcontract agreement with Johnson Control Northern New Mexico (JCNNM) to provide services to Los Alamos National Laboratory on a cost-reimbursable basis. On May 14, 2007, the Company received notification from IAP-Northern New Mexico (IAPNNM), the successor corporation to JCNNM that the results of a Los Alamos National Laboratory audit for the period ending in 2003 determined that certain costs previously claimed and billed by the Company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the Company reimburse the amount of $321,836 that was paid to the Company during the subject time period. In the event it is determined that the Company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis and include allocations of overhead and labor. Inventory is reviewed periodically for slow-moving and obsolete items. As of July 1, 2007 and December 31, 2006, there were no reserves or write-downs recorded against inventory.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the company beginning in fiscal year 2007. The company has adopted this pronouncement and it did not have a significant impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

Note 2 - Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. There are no dilutive securities as of July 1, 2007 and July 2, 2006. The following reconciles amounts reported in the financial statements:

	Three Months		Six Months
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Earnings Per Share
Income (Loss) available to stockholders	$(87,649)	$142,748	$(210,641)	$186,606

Weighted average shares outstanding - Basic	3,000,000	3,000,000	3,000,000	3,000,000
Basic Earnings (Loss) per Share	$(0.03)	$0.05	$(0.07)	$0.06

Assumed exercise of dilutive stock options and warrants	—	—	—	—
Weighted average shares outstanding - Diluted	3,000,000	3,000,000	3,000,000	3,000,000
Diluted Earnings (Loss) per Share	$(0.03)	$0.05	$(0.07)	$0.06

Anti-Dilutive Options	—	—	—	—

Note 3 - Long-Term Debt

Long term debt consists of the following:

	July 1,	December 31,
Debt Instrument	2007	2006

Due to related parties, Senior Notes. Two (2) notes in amount of $1,000,000 each. Interest at Prime + 1%, currently 9.25%, due December 31, 2011.	$875,000	$1,000,000

Due to related parties, Subordinated Notes. Four (4) notes in the amount of $500,000 each, principal, and accrued interest at 8.5%. Due December 31, 2011	2,000,000	2,000,000

Total Long-Term Debt	2,875,000	3,000,000

Less: Current Portion of Long-Term Debt	--	(125,000)

Total Long-Term Debt	$2,875,000	$2,875,000

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

Future debt payments, including accrued interest, at July 1, 2007 as restructured are as follows:

	Principal	Principal
Period Ending	Senior	Subordinated	Accrued
July 1,	Debt	Debt	Interest	Total

2007	$—	$—	$534,734	$534,734
2008	—	—	613,384	613,384
2009	300,000	666,667	—	966,667
2010	300,000	666,667	—	966,667
2011	275,000	666,667	—	941,667
	$875,000	$2,000,000	$1,148,118	$4,023,118
Note 4 - Commitments

The Company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at July 1, 2007 are as follows:

Summary of Lease Obligations:

	July 1,
	2007	2008	2009	Totals

Facilities	$50,898	$80,547	$16,800	$148,245
Equipment	37,979	75,957	75,957	189,893
	$88,877	$156,504	$92,757	$338,138

At July 1, 2007, the company had not renewed the lease at the Lionville facility.  The Company was operating on a month-to-month arrangement pending final negotiations with the landlord. For the three and six months ending July 1, 2007 rent expense was $106,978 and $223,979 respectively and for the three and six months ending July 2, 2006 rent expense was $110,418 and $211,909 respectively.

Note 5 - Related Party Transactions

The Company performs administrative services for the benefit of the GlenRose Partnership. The Company invoices the GlenRose Partnership for such services (including fringe benefits and general and administrative) at actual cost. Since December 31, 2005, the Company has not provided any services on behalf of the Partnership.

Amounts due from the GlenRose Partnership:

	July 1,	July 2,
	2007	2006

ESI	$503,841	$503,841
Lionville	49,795	49,795
	$553,636	$553,636

The GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. At July 1, 2007, the total amount due was $503,841. In September 2005, the Company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the Eberline Services portion of the related-party transaction. The Company anticipates, that before its common stock becomes publicly traded, will issue a one-time $503,841 cash dividend to the GlenRose Partnership. Immediately upon receipt of such a dividend, the GlenRose Partnership will remit $503,841 to the company as full payment of the sums due for such administrative and professional services. At July 1, 2007, the dividend had not been declared or otherwise paid, however the company expects that the dividend will be paid in 2007.

The Lionville balance is related to the original investment of the partners. The GlenRose Partnership intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205. The GlenRose Partnership intends to fund the remaining balance to Lionville.

Note 6 - Segment Data

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

The Company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting & finance, and human resource personnel that support the entire business.

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

Prior to December 31, 2005, the Company kept separate profit and loss statements for every activity, but managed purchasing, payroll administration, cash management, bank accounts, accounts payable, and accounts receivable across the entire business and kept balance sheet accounts for ESI only. Therefore, prior to December 31, 2005, the Company did not separate fixed assets, capital expenditures, depreciation expense and operating income.

The Instruments segment was formed in 2006 with the intent to include the Company’s future instrument related acquisitions. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. The Company’s strategy will be to acquire instrument companies, which have well-established and proven technology and increase their operating margins and revenues using techniques developed by the Company’s management team during the course of their careers in the analytical instruments industry. The Company has identified a number of companies with revenues of between $10-35 million as potential acquisition targets for the Instruments segment, however, as of the date of this report the Company has not made any commitments, nor has it acquired any instrument businesses. The Company’s segment data show all general and administrative costs related to the Instruments segment captured during the period.

Segment data for the periods ending July 1, 2007 and July 2, 2006 are included below:

	THREE MONTHS ENDED
	July 1,	July 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$6,671,907	$5,439,490
Analytical Laboratories	1,741,234	2,699,128
Instruments	-	-
	8,413,141	8,138,618
Cost of Sales
Environmental Services	5,999,121	4,997,606
Analytical Laboratories	1,889,228	2,352,138
Instruments	-	-
	7,888,349	7,349,744
Gross Profit
Environmental Services	672,786	441,884
Analytical Laboratories	(147,994)	346,990
Instruments	-	-
	524,792	788,874
Operating Income (Loss)
Environmental Services	464,457	229,793
Analytical Laboratories	(404,881)	55,287
Instruments	(148,129)	(63,469)
	(88,553)	221,612
Supplemental Disclosure
Depreciation Expense
Environmental Services	54,985	47,946
Analytical Laboratories	76,606	97,345
Instruments	-	-
	131,591	145,291
Capital Expenditures
Environmental Services	125,688	-
Analytical Laboratories	13,639	12,008
Instruments	-	-
	139,327	12,008
Fixed Assets
Environmental Services	640,451	677,688
Analytical Laboratories	1,857,047	1,984,120
Instruments	-	-
	$2,497,498	$2,661,808

	SIX MONTHS ENDED
	July 1,	July 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$12,751,232	$10,847,280
Analytical Laboratories	3,534,111	5,312,133
Instruments	-	-
	16,285,343	16,159,413
Cost of Sales
Environmental Services	11,280,450	9,733,077
Analytical Laboratories	3,922,851	4,953,020
Instruments	-	-
	15,203,301	14,686,097
Gross Profit
Environmental Services	1,470,782	1,114,203
Analytical Laboratories	(388,740)	359,113
Instruments	-	-
	1,082,042	1,473,316
Operating Income (Loss)
Environmental Services	973,886	694,997
Analytical Laboratories	(952,053)	(230,606)
Instruments	(252,628)	(116,638)
	(230,795)	347,753
Supplemental Disclosure
Depreciation Expense
Environmental Services	107,199	99,614
Analytical Laboratories	146,638	202,248
Instruments	-	-
	253,837	301,862
Capital Expenditures
Environmental Services	125,688	-
Analytical Laboratories	42,223	50,554
Instruments	-	-
	167,911	50,554
Fixed Assets
Environmental Services	640,451	677,688
Analytical Laboratories	1,857,047	1,984,120
Instruments	-	-
	$2,497,498	$2,661,808

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

Second quarter 2007 compared with Second Quarter 2006

Revenues

Revenues for the second quarter of 2007 were $8,413,141 as compared to $8,138,618 for the same period in 2006, an increase of $274,523 or 3.4%. The increase in revenues was primarily due to a private contract for soil remediation using our proprietary Segmented Gate System, a new contract with the Department of Transportation and new contract activity at the Los Alamos National Laboratory, as well as an increase in scope of our existing River Corridor Contract. These increases were partially offset by a decrease in our Analytical Laboratory business due to decrease in sample flow from our Department of Energy customers. Sample flow usually varies from quarter to quarter, however, the sample flow during the quarter was at historically low levels.

Revenues from our Environmental Services were $6,671,907, an increase of $1,232,417 or 22.7%, as compared to $5,439,490 in the second quarter of 2006. Our Environmental Services contributed 79.3% to total revenues in the second quarter of 2007 versus 66.8% for the same period of 2006. Revenues from our Analytical Laboratories were $1,741,234, a decrease of $957,894 or 35.5%, as compared to $2,699,128 in the second quarter of 2006 due to decrease in sample flow from our Department of Energy customers.

The Company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the Company was party to a subcontract agreement with Johnson Control Northern New Mexico (JCNNM) to provide services to Los Alamos National Laboratory on a cost-reimbursable basis. On May 14, 2007, the Company received notification from IAP-Northern New Mexico (IAPNNM), the successor corporation to JCNNM that the results of a Los Alamos National Laboratory audit for the period ending in 2003 determined that certain costs previously claimed and billed by the Company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the Company reimburse the amount of $321,836 that was paid to the Company during the subject time period. In the event it is determined that the Company has to reimburse such amount in full, the resultant cost would materially affect our results of operations.

Cost of Sales

The cost of sales in the second quarter of 2007 was $7,888,349, an increase of $538,605, as compared to $7,349,744 for the same period of 2006. Our costs of sales increased due to the demand for additional personnel to meet the requirements for the increased demand of our Environmental Services. The cost of sales for our Environmental Services was $5,999,121 in the second quarter of 2007, an increase of $1,001,515 or 20.0% as compared to $4,997,606 for the same period of 2006.

The cost of sales for our Analytical Laboratories was $1,889,228 in the second quarter of 2007, a decrease of $462,910 or 19.7% as compared to $2,352,138 for the same period of 2006. Our laboratories reduced their costs but infrastructure costs could not be reduced fast enough to offset the decrease in revenues.

Gross Profit - Segment Income

Gross profit for the second quarter of 2007 was $524,792, a decrease of $264,082 or 33.5%, as compared to $788,874 for the same period in 2006. The gross profit margin decreased to 6.2% in the second quarter of 2007 from 9.7% in the second quarter of 2006. The decrease in the quarterly gross profit was due to the decrease in the Analytical Laboratories revenues. Although Environmental Services increased its gross profit, it was not sufficient to offset the laboratory decrease.

Gross profit or segment income for our Environmental Services was $672,786 in the second quarter of 2007, an increase of $230,902 or 52.3% as compared to $441,884 for the same period in 2006. Our Analytical Laboratories in the second quarter of 2006 reported a segment loss of $147,994 as compared to a gross profit or segment income of $346,990 for the same period in 2006.

Operating Expenses

General and administrative expenses in the second quarter of 2007 were $613,345, an increase of $46,083 or 8.1%, as compared to $567,262 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses for Environmental Services and general increase in GlenRose corporate expenses.

Operating Income

We incurred an operating loss in the second quarter of 2007 of $88,553, as compared with an operating income of $221,612 over the same period in 2006. The operating loss is primarily due to the decreased performance of our Analytical Laboratories in the second quarter of 2007.

Other Income (Expense)

Other expenses in the second quarter of 2007 decreased $27,938 or 35.4% to $50,926, as compared to $78,864 for the same period last year. Our interest expense decreased by 12.9% as we further reduced our debt obligations. Interest and other income increased to $22,191 from $5,048 as a result of increase in overall interest rates and a greater average level of cash on hand. In December 2006, the Company entered into a commercial, overnight “sweep” agreement to maximize interest income.

Provision for Income Taxes

We recorded a tax benefit of $51,830 in the second quarter of 2007, as compared with no tax benefit or provision for the first quarter of 2006. The benefit was recorded at the Company’s statutory rate. For the quarter ending July 2, 2006, no tax benefit or provision was recorded based on the assumption that the net operating losses at year-end 2006 available to us would be enough to cover any tax liability.

Net Loss (Income)

We incurred a net loss in the second quarter of 2007 of $87,649, as compared with a net income of $142,748 in the second quarter of 2006.

First Six Months 2007 compared with First Six Months 2006

Revenues

Revenues for the first six months of 2007 were $16,285,343 as compared to $16,159,413 for the same period in 2006, an increase of $125,930 or 0.8%. The increase in revenues was primarily due to a private contract for soil remediation using our proprietary Segmented Gate System, a new contract with the Department of Transportation and new contract activity at the Los Alamos National Laboratory, as well as an increase in scope of our existing River Corridor Contract. These increases were partially offset by a decrease in our Analytical Laboratory business due to decrease in sample flow from our Department of Energy customers. Sample flow usually varies from quarter to quarter, however, the sample flow during the first six months was at historically low levels.

Revenues from our Environmental Services were $12,751,232, an increase of $1,903,952 or 17.6%, as compared to $10,847,280 in the first six months of 2006. Our Environmental Services contributed 78.3% to total revenues in the first six months of 2007 versus 67.1% for the same period of 2006. Revenues from our Analytical Laboratories were $3,534,111, a decrease of $1,778,022 or 33.5%, as compared to $5,312,133 in the first six months of 2006 due to decrease in sample flow from our Department of Energy customers.

The Company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the Company was party to a subcontract agreement with Johnson Control Northern New Mexico (JCNNM) to provide services to Los Alamos National Laboratory on a cost-reimbursable basis. On May 14, 2007, the Company received notification from IAP-Northern New Mexico (IAPNNM), the successor corporation to JCNNM that the results of a Los Alamos National Laboratory audit for the period ending in 2003 determined that certain costs previously claimed and billed by the Company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the Company reimburse the amount of $321,836 that was paid to the Company during the subject time period. In the event it is determined that the Company has to reimburse such amount in full, the resultant cost would materially affect our results of operations.

Cost of Sales

The cost of sales in the first six months 2007 was $15,203,301, an increase of $517,204, as compared to $14,686,097 for the same period of 2006. Our costs of sales increased due to the demand for additional personnel to meet the requirements for the increased demand of our Environmental Services. The cost of Environmental Services sales was $11,280,450 in the first six months of 2007, an increase of $1,547,373 or 15.9% as compared to $9,733,077 for the same period of 2006.

The cost of sales for our Analytical Laboratories was $3,922,851 in the first six months of 2007, a decrease of $1,030,169 or 20.8% as compared to $4,953,020 for the same period of 2006. Our laboratories reduced their costs but infrastructure costs could not be reduced fast enough to offset the decrease in revenues.

Gross Profit - Segment Income

Gross profit for the first six months of 2007 was $1,082,042, a decrease of $391,274 or 26.6%, as compared to $1,473,316 for the same period in 2006. The gross profit margin decreased to 6.6% in the first six months of 2007 from 9.1% in the first six months of 2006. The decrease in the gross profit was due to the decrease in the Analytical Laboratories revenues. Although Environmental Services increased its gross profit, it was not sufficient to offset the laboratory decrease.

Gross profit or segment income for our Environmental Services was $1,470,782 in the first six months of 2007, an increase of $356,579 or 32.0% as compared to $1,114,203 for the same period in 2006. Our Analytical Laboratories in the first six months of 2006 reported a segment loss of $388,740 as compared to a gross profit or segment income of $359,113 for the same period in 2006.

Operating Expenses

General and administrative expenses in the first six months of 2007 were $1,312,837, an increase of $187,274 or 16.6%, as compared to $1,125,563 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses for Environmental Services and general increase in GlenRose corporate expenses.

Operating Income

We incurred an operating loss in the first six months of 2007 of $230,795, as compared with an operating income of $347,753 over the same period in 2006. The operating loss is primarily due to the decreased performance of our Analytical Laboratories during the first six months of 2007.

Other Income (Expense)

Other expenses in the first six months of 2007 decreased $56,741 or 35.2% to $104,406, as compared to $161,147 for the same period last year. Our interest expense decreased by 17.6% as we further reduced our debt obligations. Interest and other income increased to $35,124 from $8,145 as a result of increase in overall interest rates and a greater average level of cash on hand. In addition, in December 2006, the Company entered into a commercial, overnight “sweep” agreement to maximize interest income.

Provision for Income Taxes

We recorded a tax benefit of $124,560 in the first six months of 2007, as compared with no tax benefit or provision for the first six months of 2006. The benefit was recorded at the Company’s statutory rate. For the six months ending July 2, 2006, no tax benefit or provision was recorded based on the assumption that the net operating losses at year-end 2006 available to us would be enough to cover any tax liability.

Net Loss (Income)

We incurred a net loss in the first six months of 2007 of $210,641, as compared with a net income of $186,606 in the first six months of 2006.

 Liquidity and Capital Resources

First Six Months 2007

Consolidated working capital at July 1, 2007 was $2,867,831, as compared with $3,279,319 at December 31, 2006. Included in working capital were cash and cash equivalents of $748,684 in the first six months of 2007, compared with $908,703 at December 31, 2006. The decrease in working capital was primarily due to the decrease in unbilled receivables related to accruals on two contracts, and to a lesser extent to our reported net loss in the first six months of 2007.

Cash provided by operating activities was $162,059 in the first six months of 2007, as compared with $341,036 for the first six months of 2006. Our net receivables balance decreased to $2,953,538 in the end of the first six months of 2007 from $3,150,042 at December 31, 2006, resulting in an increase in cash of $196,504. Our unbilled contract receivables increased to $798,996 in the first six months of 2007 from $626,310 at December 31, 2006, resulting in a decrease in cash of $172,686. The increase in the unbilled contract receivables is primarily due to unbilled fee related to the River Corridor Contract and unbilled invoices associated with our Analytical Laboratories. Our prepaid expenses used $235,102 of cash as they increased to $665,211 in the first six months of 2007 from $430,109 at December 31, 2006, due to estimated tax payments. During the first six months of 2007 our other accrued liabilities, including accrued expenses, accrued employee-related costs and income taxes payable, increased to $1,945,746, compared with $1,689,378 at December 31, 2006, resulting in an increase in cash of $256,367. The increase is the net of increased payroll liabilities (primarily personal leave), a decrease in income tax payables, and an increase in accrued interest payable.

The primary investing activities of the company’s operations included the purchase and sale of property, plant and equipment. The company continues to manage its capital expenditures very selectively and during the first six months of 2007 we expended $167,911 for purchases of property, plant and equipment.

The company’s financing activities used $154,167 of cash during the first six months of 2007 primarily to make principal and interest payments on our outstanding notes payables, and to a lesser extent for payments on certain capital lease obligations. That amount does not include interest payments on our outstanding debt obligations that will be made in the third quarter.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months.

First Six Months 2006

Consolidated working capital at July 2, 2006 was $3,167,930 as compared with $2,910,096 at December 31, 2005. Included in working capital were cash and cash equivalents of $1,119,117 in the first six months of 2006, compared with $1,082,750 at December 31, 2005. The increase in working capital was primarily due to a decrease in accounts receivable balances, an increase in accounts payable and other accrued employee costs, which were offset by the change in unbilled receivables and an increase in prepaid expenses.

Cash provided by operating activities was $341,036 in the first six months of 2006. Our net receivables balance including allowance of doubtful accounts and other receivables decreased in the first six months of 2006 resulting in an increase in cash of $192,483. Our unbilled contract receivables increased to $942,477 in the first six months of 2006, from $380,620 at December 31, 2005, resulting in a decrease in cash of $561,857. The increase in the unbilled contract receivables is primarily due to unbilled fee related to the River Corridor Contract and unbilled invoices associated with our analytical laboratories. Our prepaid expense balance increased to $297,647 in the first six months of 2006 from $165,356 at December 31, 2005, resulting in a decrease in cash of $132,291 primarily due to estimated tax payments. During the first six months of 2006 our other accrued liabilities, increased to $1,556,613, from $1,320,732 at December 31, 2005, resulting in an increase in cash of $197,828.

The primary investing activities of the company’s operations included the purchase and sale of property, plant and equipment. The company continues to manage its capital expenditures very selectively and during the first six months of 2006 we expended $50,554 for purchases of property, plant and equipment.

The company’s financing activities used $254,115 of cash during the first six months of 2006 primarily to make principal and interest payments on our outstanding notes payables, and to a lesser extent for payments on certain bank notes.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The company’s exposure to market risk from changes in interest rates and equity prices has not changed materially from its exposure at December 31, 2006.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures:

The chief executive officer and the chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a−15(e) and 15d−15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Item 5: Other Information

On November 17, 2006 the Company filed a registration statement on Form 10 under section 12(b) or (g) of the Securities Exchange act of 1934 in order to register the Company with the Securities and Exchange Commission. On August 9, 2007, the Company received a letter from the Securities and Exchange Commission stating that their review of the registration statement on Form 10 has been completed and there are no further comments.

Item 6: Exhibits

See Exhibit Index on page 23.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

GLENROSE INSTRUMENTS INC. (Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
31.1*	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.