Form 10-K/A
period 2006-12-31
Glenrose Instruments Inc.
filed 2007-08-23
CIK 1340095

As filed with the Securities and Exchange Commission on August 23, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable -- the registrant’s Common Stock is not traded on any market.

Documents incorporated by reference: None

EXPLANATORY NOTE: The issuer is amending and restating in its entirety its filing on Form 10-K made on April 13, 2007

GLENROSE INSTRUMENTS INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Business

General

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services, Inc. owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments Inc. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the Company, and the Company owns all of the outstanding stock of its subsidiary, ESI. Prior year comparative numbers for both the number of shares outstanding and earnings-per-share have been restated for consistency. As of December 31, 2006, ESI (which includes in consolidation Eberline Services Hanford, Inc. ( “ESHI”), and Lionville Labs, Inc. (“Lionville”) collectively constituted all of the revenues and expenses of the Company.

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

Analytical Instruments

According to published sources, in 2004, the analytical instrument market was approximately $25 billion in revenues (Strategic Directions International, Inc., The Laboratory Life Science and Analytical Instrumentation Industry, Market Forecast: 2004-2008, SDi’s Global Assessment Report, 8 th Edition, June 2004, page 20). Going forward, the global analytical instrument market is forecasted by industry reports to show solid growth, and assuming no macro-economic changes, should have sales in excess of $33 billion by 2008 (Strategic Directions International, Inc., The Laboratory Life Science and Analytical Instrumentation Industry, Market Forecast: 2004-2008, SDi’s Global Assessment Report, 8 th Edition, June 2004, page 44). We do not currently operate in the analytical instruments market, but we plan to do so in the future.

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

We provide a wide variety of sample analyses for government agencies, industry and nuclear utilities. The radionuclides or radioactive substances analyzed are in many chemical and physical forms, often in low concentrations and in a variety of matrices. These matrices include:

•	Surface and potable water	•	Aquatic and land animals
•	Sea water	•	Particulate fallout
•	Rain water	•	Urine and feces bioassay
•	Air filters	•	Reactor coolants and effluents
•	Soils and sediments	•	Irradiated reactor fuel
•	Food stuffs	•	Fissionable material
•	Vegetation	•	Low-level radioactive waste

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

We have several proprietary technologies that we believe give us a competitive advantage by offering unique services that benefit our clients, including:

•	SNAP TM (Spectral Nondestructive Assay Platform)

•	SGS TM (Segmented Gate System)

•	GPERS TM (Global Positioning Environmental Radiological Surveyor)

•	LARADS TM (Laser-Assisted Ranging and Data System)

•	APNEA TM (Active-Passive Neutron Activation)

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

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business .

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

Issuer Purchases of Equity Securities

The company did not repurchase any of its debt or equity securities during 2006. As of December 31, 2006, the authorization by the company's Board of Directors to repurchase company securities had been substantially expended.

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

•
the average weekly trading volume of our common stock, if and when our common stock is traded on the OTC Bulletin Board, during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us for at least 90 days.

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

Stock Options

There are no outstanding stock options or other rights to purchase our common stock. Our Board and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. We anticipate that when a trading market for our common stock has developed, we will grant stock options to our employees and outside directors. The timing and terms of such option grants have not yet been determined. Please see “Executive Compensation-Employee Benefit Plans-2005 Stock Option and Incentive Plan” for a description of the plan. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the plan. The registration statement is expected to be filed and become effective before the first grant of options under the plan. Accordingly, shares registered under that registration statement will be available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions applicable to these shares.

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

Income Taxes

Income taxes are prepared and recorded in accordance with SFAS 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

The following table summarizes the results for the fiscal year 2006 as compared to the same period for 2005. Our total revenues were derived from the services business of Eberline Services, Inc. and its subsidiaries.

	December 31,	December 31,	Dollar	Percent
	2006	2005	Change	Change
Net Revenues
Environmental Services	$21,688,057	$21,061,619	$626,438	3.0%
Analytical Laboratories	10,241,727	8,736,671	1,505,056	17.2%
	31,929,784	29,798,291	2,131,493	7.2%

Cost of sales
Environmental Services	19,601,948	18,565,558	1,036,390	5.6%
Analytical Laboratories	9,323,000	8,674,173	648,827	7.5%
	28,924,948	27,239,731	1,685,217	6.2%

Gross margin from operations
Environmental Services	2,086,109	2,496,061	(409,952)	-16.4%
Analytical Laboratories	918,727	62,498	856,229	NA
	3,004,836	2,558,560	446,276	17.4%

Total general & administrative expense	2,392,368	2,059,670	332,698	16.2%

Operating income	612,468	498,890	113,578	22.8%

Other income (expense)
Interest income	31,708	15,295	16,413	107.3%
Interest expense	(297,636)	(347,481)	(49,845)	-14.3%
Miscellaneous income (expense)	13,737	36,080	(22,343)	-61.9%
Total other income (expense)	(252,190)	(296,106)	43,916	-14.8%

Net income before income taxes	360,278	202,784	157,494	77.7%

Provision for income taxes	(152,313)	—	(152,313)	NA

Net income	$512,591	$202,784	$309,807	152.8%

Earnings per share calculations
Weighted average common shares	3,000,000	3,000,000
Basic & dilutive net earnings per share	$0.17	$0.07

Revenues in 2006 were $31,929,784, an increase of $2,131,493 or 7% from $29,798,291 in 2005. Revenues increased by the addition of new contracts and growth in existing contracts. While work from the DOE sites was strong in the first nine months of the year for all parts of the company, contract work from DOE sites slowed in the fourth quarter as the DOE and its prime contractors operated without an approved budget from Congress. This budget uncertainty resulted in projects being delayed awaiting news of whether a continuing resolution or budget would be used to fund environmental operations. The company made up some of the DOE decrease by adding contracts from other sources. Analytical contracts at our laboratories saw increased demand for the year, particularly the Fluor Hanford contract, for both radiochemistry and mixed waste. Our analytical laboratory revenues in 2006 increased by $1,505,056 or 17% and our environmental services revenues increased by $626,438 or 3%. The RCC contract scope of work at Hanford increased throughout the year and staff was added to meet the increased demand; the revenues from the RCC contract increased 8% over 2005. New contracts compensated for earlier projects and contracts that were completed. Two new projects contributed significantly to the environmental services revenues; these contacts included a radiological survey for a Navy contractor at a base closure in California and a firm-fixed-price remediation contract using the segmented gate system in New Orleans. The Navy contract started in July and was completed in November. The segmented gate system contract began in June and continued through the end of the year with the work expected to last at least through mid-2007. We were also awarded contracts for nondestructive assay support at the Idaho National Laboratory and for a survey of stationary and mobile radioactive sources for the Department of Transportation; these two contracts were minor contributors to revenues in 2006 due to the timing of the awards late in the year. The segmented gate system, Navy, and Department of Transportation contracts are representative of efforts to expand our work beyond the DOE marketplace. The new contracts contributed more than $1,383,744 in revenues in the last six months of 2006.

Our costs of sales in 2006 were $28,924,948, an increase of $1,685,217 or 6% from 2005. The cost of sales at our analytical laboratories in 2006 was $9,323,000, an increase of $648,827 or 7%. The cost of sales for our environmental services in 2006 was $19,601,948, which was an increase of $1,036,390 or 6%. The increase in our costs of sales in 2006 was primarily affected by higher revenue from growing contracts and new contracts and to a lesser extent by material costs related to the need to analyze a larger number of samples. Personnel costs increased as the company hired permanent and temporary staff to handle the increase in the project tasks.

Gross profit in 2006 was $3,004,836, an increase of $446,276 or 17% from 2005. The gross profit margin increased from 8.6% to 9.4%.

General and administrative expense in 2006 was $2,392,368, an increase of $332,698 or 16% from 2005. The increase was caused by expenses at the newly formed Instrument division and additional corporate office expenses. More specifically, the increase was primarily affected by the general and administrative cost at our Instruments segment which was $383,726 in 2006, an increase of $327,039 over 2005. The Instruments segment was formed in 2006 with the intent to include the Company’s future instrument related acquisitions. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. The Company’s strategy will be to acquire instrument companies, which have well-established and proven technology and increase their operating margins and revenues using techniques developed by the Company’s management team during the course of their careers in the analytical instruments industry. The Company has identified a number of companies with revenues of between $10-35 million as potential acquisition targets for the Instruments segment, however, as of the date of this report the Company has not made any commitments, nor has it acquired any instrument businesses. The Company’s segment data for December 31, 2006 shown later in this report show all general and administrative costs related to our Instruments segment. Meanwhile, other increases in Eberline general and administrative expenses were offset by other reductions in this subsidiary. Business development costs at our Environmental Services segment increased by $125,730 and general and administrative expenses increased $62,066 at our Analytical Laboratories segment. However, these expenses were offset for the most part by decreases in indirect expenses in the Environmental Services segment at the Hanford subsidiary and the Eberline subsidiary. These cost reductions included elimination of general and administrative personnel, reduced professional and temporary help fees, reduction of audit-related costs. The equivalent of three full-time general and administrative positions were eliminated, as personnel were terminated or assigned to direct positions.

Operating income in 2006 was $612,468, an increase of $113,578 or 23% over the same period in 2005.

Other expenses decreased in 2006 to $252,190 from $296,106 in 2005, a decrease of $43,916 or 15%. Our interest expense decreased by 14% as we decreased our outstanding debt, although the interest rate on our notes, which is tied to the prime rate, increased in 2006. Our interest income increased due to the increase in the average outstanding balance on our deposit accounts and because of the higher interest rate on our money market accounts.

The company recorded a tax benefit of $152,313 in 2006 compared to $0 in 2005.  As of December 31, 2006, the company had a deferred tax asset balance of $478,366 related to the net operating losses of the company’s Lionville subsidiary. These losses are subject to separate return limitation year ( “SRLY”) treatment and may only be utilized against income from Lionville. As of December 31, 2006, the company believes that it is more likely than not that it will not realize the balance of these assets, and has therefore reduced the deferred tax asset by a valuation allowance in the amount of $478,366. Other significant components of the SFAS-109 “Accounting for Income Taxes” calculation include deferred tax assets associated with book-tax differences on the impaired Lionville goodwill and depreciable equipment, permanent purchase accounting adjustments, accrued payroll liabilities, and non-deductible interest associated with the subordinated note agreements at Lionville. For the year ended December 31, 2006, provision for income taxes as computed in accordance with SFAS-109 resulted in a tax benefit of $152,313.

Net Income in 2006 was $512,591 compared to $202,784 in 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

The following table summarizes the results for fiscal year end 2005 as compared with fiscal year end 2004. Our revenues were derived from the services business of Eberline Services Inc. and its subsidiaries.

	December 31,	December 31,	Dollar	Percent
	2005	2004	Change	Change
Net Revenues
Environmental Services	$21,061,619	$19,473,639	$1,587,980	8.2%
Analytical Laboratories	8,736,671	8,679,279	57,392	0.7%
	29,798,291	28,152,918	1,645,373	5.8%

Cost of sales
Environmental Services	18,565,558	16,715,707	1,849,851	11.1%
Analytical Laboratories	8,674,173	9,537,230	(863,057)	-9.0%
	27,239,731	26,252,937	986,794	3.8%

Gross margin from operations
Environmental Services	2,496,061	2,757,932	(261,871)	-9.5%
Analytical Laboratories	62,498	(857,951)	920,449	NA
	2,558,560	1,899,981	658,579	34.7%

Total general & administrative expense	2,059,670	2,596,367	(536,697)	-20.7%
Goodwill impairment	—	606,403	(606,403)	-100.0%

Operating income	498,890	(1,302,789)	1,801,679	NA

Other income (expense)
Interest & other income	51,375	39,952	11,423	28.6%
Interest expense	(347,481)	(335,815)	(11,666)	3.5%
Total other income (expense)	(296,106)	(295,863)	(243)	0.1%

Net income before income taxes	202,784	(1,598,652)	1,801,436	NA

Provision for income taxes	—	359,088	(359,088)	NA

Net income	$202,784	$(1,957,740)	$2,160,524	NA

Earnings per share calculations
Weighted average common shares	3,000,000	3,000,000
Basic & dilutive net earnings per share	$0.07	$(0.65)

Revenues in 2005 were $29,798,291, an increase of $1,645,373 or 6% from 2004. Revenue for our environmental services was $21,061,619 in 2005, an increase of $1,587,980 or 8% over 2004 and revenue for our analytical laboratories was $8,736,671 in 2005, an increase of $57,392 or 1% over 2004. Contracts for analytical laboratories increased at the Fluor Hanford site and Lawrence Livermore National Laboratory, and a new contract was initiated with a prime contractor for the Navy. The increase in work at Hanford for environmental services was forecasted and was consistent with the increased scope of work at the site as the ERC contract concluded and the transition was made to RCC contract. Additionally, we completed a radiological nondestructive assay contract at Idaho National Laboratory. In the fourth quarter of 2005 we started a contract with Kellogg Brown & Root (“KBR”) for environmental consulting support to their activities in Louisiana and Mississippi in the wake of hurricane Katrina. These increased efforts helped to offset the one time revenue that derived from the completion of a significant waste management task order for LANL that was conducted by our environmental staff in 2004.

  The cost of sales in 2005 was $27,239,731, an increase of $986,794 or 4% from 2004. The cost of sales for the analytical laboratories decreased $863,057 or 9% to $8,674,173 in 2005. The cost of sales for the environmental services was $18,565,558 in 2005, an increase of $1,849,851 or 11% over 2004. Revenue at our analytical laboratories decreased in 2004 but management actions to significantly reduce costs were not taken until later in the year. As a result, these cost reduction actions did not benefit fiscal year 2004, but did benefit fiscal year 2005. In 2005, our analytical laboratory revenue remained at approximately the 2004 level, which resulted to a gross profit increase of $920,449. Our environmental services gross profit in 2005 decreased by $261,871 as a result of changes in contract mix. Overall gross profit in 2005 increased by $658,579.

  General and administrative expense in 2005 was $2,059,670 a decrease of $536,697 or 21% from 2004. Our general and administrative expenses were primarily decreased due to a reduction in personnel which was partly assisted by better utilization of our Deltek software system purchased in a prior year and by changes in general and administrative management. The goodwill impairment of $606,403 shown separately on page 26 of our Form 10 was only a charge that affected 2004 and not 2005.

In December 2004, in conjunction with the reorganization and restatement of Lionville Labs and Eberline Services, the Company tested the goodwill associated with Lionville in accordance with SFAS-142. Goodwill that arose at Lionville of $606,403 was considered impaired and written off in 2004.The company utilized a two-step approach, with the valuation based primarily on discounted cash-flow analysis. At year-end 2004, the net present value (NPV) of the projected future cash flows associated with Lionville indicated that the entire amount of the goodwill was impaired. For the year ending 2004, Lionville’s accumulated deficit was $2.7 million.

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

Our net income was $202,784 in 2005 versus a loss of $1,957,740 in 2004. The main factors contributing to the positive net income in 2005 were the general improvement in the business and the absence of one-time charges that were taken in 2004, such as goodwill write-off and the reversal of tax credits taken in previous years at the Lionville laboratory and severance payments to personnel. In fiscal year 2005, a tax credit of $427,092 was available due to prior year losses and is reflected in the net income.

Liquidity

Fiscal 2006

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

During 2006, the primary investing activities of the company’s operations, included the purchase and sale of property, plant and equipment. The company minimized capital expenditure by concentrating on areas such as environmental services that do not require extensive capital equipment. We expended $149,860 for purchases of property, plant and equipment during 2006. Additionally the Company placed in service equipment valued at $89,700 via a capital lease agreement.

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

Name	Age	Position

John N. Hatsopoulos	73	Chairman of the Board
Arvin H. Smith	78	President, Chief Executive Officer and Director
Dr. Richard Chapman	61	Executive Vice President and Chief Operating Officer
Richard S. Melanson	54	Vice President, Instruments
Dr. Shelton Clark	60	Vice President, Services
Anthony S. Loumidis	43	Treasurer and Chief Financial Officer
Robert Aghababian	66	Director
Barry S. Howe	52	Director
Theo Melas-Kyriazi	48	Director

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

Robert Aghababian is a member of our Board of Directors. Mr. Aghababian is a tax attorney and former employee of Thermo Electron Corporation where he served as the Director of Tax for seventeen years. Prior to Thermo Electron he served in a similar position for Pneumo-Abex Corporation.Mr. Aghababian received a Bachelor degree in Business Administration from Northeastern University and is a graduate of Boston College Law School.

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

Item 11. Executive Compensation

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

	Beneficial Ownership
	Outstanding Shares	Right to Acquire Within 60 Days	Shares Beneficially Owned
Name and Address of Beneficial Owner	Beneficially Owned	After March 31, 2007	Number	Percentage

Holders of 5% or more of our voting securities:

George N. Hatsopoulos 233 Tower Road Lincoln, MA 01773	513,954	0	513,954	17.1%

Kenmare (1) 712 Fifth Avenue New York, NY 10019	301,324	0	301,324	10.1%

Phillip Frost, M.D. 4400 Biscayne Boulevard Miami, FL 33137	500,106	0	500,106	16.7%

Ralph Wanger Trust 191 North Wacker Drive Chicago, IL 60606	256,977	0	256,977	8.6%

WHI Private Equity Managers Fund LLC 191 N. Wacker Drive Chicago, IL 60606	250,053	0	250,053	8.3%

Directors and Executive Officers:

John N. Hatsopoulos	513,954	0	513,954	17.1%
Arvin H. Smith	513,954	0	513,954	17.1%
Dr. Richard Chapman	12,503	0	12,503	0.4%
Richard S. Melanson	0	0	0	—
Anthony S. Loumidis	0	0	0	—
Robert Aghababian	0	0	0	—
Barry S. Howe	0	0	0	—
Theo Melas-Kyriazi	0	0	0	—
All executive officers and directors as a group (9 persons)	1,040,411	0	1,040,411	34.7%

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

On January 26, 2001, the GlenRose Partnership acquired Lionville Laboratory, Inc. and in connection with this transaction the Company issued to four of the general partners of the GlenRose Partnership senior promissory notes in the principal amount of $500,000 bearing interest at 12.5% per annum. On October 1, 2006 the Company with the consent of the note holders amended and restated the original notes by adjusting the interest rate as follows: 12.5% per annum form January 12, 2001 to December 31, 2003, 10.59% per annum form January 1, 2004 to December 31, 2005 and 8.5% per annum form January 1, 2006 until the Notes are paid in full. These notes are due on December 31, 2011 and are subordinated to the notes issued to Mr. John Hatsopoulos and Mr. Arvin Smith until December 31, 2008 after which such date they become pari passu .

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

Item 14. Principal Accounting Fees and Services

The following table summarizes fees billed to the company by Vitale, Caturano & Co., Ltd for professional services rendered for the period ended December 31, 2006:

	2006	2005
Audit Fees	$83,258	$72,640
Audit-related fees	$9,533	$0
Tax fees	$0	$0
Other fees	$0	$0
Total	$92,791	$72,640

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

Exhibit Number		Description
3.1	-	Certificate of Incorporation

3.2	-	By-laws

10.1	-	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005

10.2	-	Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005

10.3	-	Glenrose Instruments Inc. 2005 Stock Option and Incentive Plan

10.4	-	Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004

10.5	-	Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000

10.6	-	Subcontract No. 03-PS-013 to Prime Contract Number 4734-001-03-C2 between KSL Services JV and Eberline Services Inc. dated November 23, 2003

10.7	-	Agreement between the Regents of the University of California (Los Alamos National Laboratory) and Eberline Services Inc. dated July 26, 2002

10.8	-	Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc.

14.1	-	Code of Business Conduct and Ethics

16.1	-	Letter on change in certifying accountant

21.1	-	List of subsidiaries

31.1*	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2007.

GLENROSE INSTRUMENTS INC. (Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN N. HATSOPOULOS	Chairman of the Board	August 23, 2007
John N. Hatsopoulos

/s/ ARVIN H. SMITH	Chief Executive Officer	August 23, 2007
Arvin H. Smith

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer	August 23, 2007
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ ROBERT AGHABABIAN	Director	August 23, 2007
Robert Aghababian

/s/ BARRY S. HOWE	Director	August 23, 2007
Barry S. Howe

/s/ THEO MELAS-KYRIAZI	Director	August 23, 2007
Theo Melas-Kyriazi

GLENROSE INSTRUMENTS INC.

INDEX TO FINANCIAL STATEMENTS

Page
Annual Financial Statements for 2006 and 2005:

Report of Independent Registered Public Accounting Firm, Vitale Caturano & Company Ltd as of March 30, 2007	F2

Report of Independent Registered Public Accounting Firm, Neff + Ricci LLP as of September 18, 2005	F3

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F4

Consolidated Statements of Operations as of December 31, 2006, December 31, 2005 and December 31, 2004	F6

Consolidated Statements of Stockholders’ Equity as of December 31, 2006, December 31, 2005 and December 31, 2004	F7

Consolidated Statements of Cash Flows as of December 31, 2006, December 31, 2005 and December 31, 2004	F8

Notes to Consolidated Financial Statements	F9

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectibility of such receivables. One customer represented approximately 60% and 57% of the revenue for the year ended December 31, 2006 and 2005, respectively. Federal and state governments collectively account for more than 90% of all revenues in 2006 and 2005. Two customers represented approximately 51% of trade accounts receivables at December 31, 2006 and 56% in 2005.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Prior to December 2004, the Goodwill at Lionville was not tested as part of the annual audit requirement and the audit opinion explicitly excluded goodwill.  In 2004, the Lionville stock was transferred to Eberline Services and Lionville was subject to the audit requirements of Eberline Services. During the subsequent restatement to account for the entity under common control, management tested goodwill for impairment in accordance with SFAS-142. Management determined, and the auditors concurred, that goodwill that arose at Lionville of $606,403 was considered impaired and was accordingly written off in 2004. The company utilized a two-step approach, with the valuation based primarily on discounted cash-flow analysis. At year-end 2004, the net present value (NPV) of the projected future cash flows associated with Lionville indicated that the entire amount of the goodwill was impaired. An overall reduction in the analytical sample market contributed to the decline in sales. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 — “Goodwill and Other Intangibles” as of December 31, 2006 and December 31, 2005 respectively and was not considered to be impaired.

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

F10

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006.  The adoption of SFAS 123R did not have any impact on the Company’s consolidated financial position, results from operations, or statement of cash flows as of December 31, 2006, as the Company has not granted any stock options.

F11

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

Note 2 - Property and Equipment

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

Note 3 - Long-Term Debt

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

F12

In 2006, the Company restructured the terms of the related-party debt retroactively to January 1, 2004. Repayment terms were extended, as was the payment of interest. Additionally, the four subordinated notes were structured such that repayment of the accrued interest would begin in 2007. On  December 31, 2006 both holders of the Senior notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two Senior notes was extended to 2011. The restructure did not result in a change in interest expense for prior years, or total amount due. For presentation purposes, long-term debt is presented in accordance with the revised note terms retroactively.

Future debt payments, including accrued interest, as restructured are as follows:

Year Ending December 31,	Principal Senior Debt	Principal Subordinated Debt	Accrued Interest	Total
2007	$125,000	$—	$472,000	$597,000
2008	—	—	613,383	613,383
2009	300,000	666,667	—	966,667
2010	300,000	666,667	—	966,667
2011	275,000	666,667	—	941,667
	$1,000,000	$2,000,000	$1,085,383	$4,085,383

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

Note 5 - Capital Leases

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

Note 6 - Benefit Plans

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

Note 7 - Related Party Transactions

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

We anticipate before our common stock becomes publicly traded, we will issue a one-time $503,841 cash dividend to GlenRose Partnership. Immediately upon receipt of such a dividend, GlenRose Partnership will remit $503,841 to us as full payment of the sums due for such administrative and professional services. We expect those transactions to happen in fiscal year 2007.

F14

Note 8 - Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of December 31, 2006 and 2005. The following reconciles amounts reported in the financial statements:

	December 31,	December 31,
	2006	2005
Earnings Per Share
Income (Loss) available to stockholders	$512,591	$202,784

Basic Shares (Denominator)	3,000,000	3,000,000
Basic EPS	$0.17	$0.07

Assumed exercise of dilutive stock options and warrants
Diluted Shares	3,000,000	3,000,000
Diluted EPS	$0.17	$0.07

Anti-Dilutive Options	—	—

Note 9 - Income Taxes

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

Reconciliation between the federal statutory taxes and effective taxes follows:
	December 31,	December 31,	December 31,
	2006	2005	2004

Federal taxes at the statutory rate applied to Income (Loss)	$130,996	$68,947	$(559,542)
Before Taxes
Add (Deduct):
Non-Deductible Goodwill Impairment	—	—	237,103
State Income Tax Expense (Benefit) Net of Federal Benefit	12,206	6,501	(22,941)
Adjustment to Valuation Allowance	(361,757)	(76,276)	669,246
Other Accruals and Adjustments	66,242	828	35,222
Total Income Tax Expense (Benefit)	$(152,313)	$—	$359,088

F15

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

Note 10 - Stock Options

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

Note 11 - Segment Data

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

F16

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

The Instruments segment was formed in 2006 with the intent to include the Company’s future instrument related acquisitions. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. The Company’s strategy will be to acquire instrument companies, which have well-established and proven technology and increase their operating margins and revenues using techniques developed by the Company’s management team during the course of their careers in the analytical instruments industry. The Company has identified a number of companies with revenues of between $10-35 million as potential acquisition targets for the Instruments segment, however, as of the date of this report the Company has not made any commitments, nor has it acquired any instrument businesses. The Company’s segment data for December 31, 2006 show all general and administrative costs related to the Instruments segment captured during the year.

Segment data for the periods ended December 31, 2006, 2005 and 2004 are included below:

	December 31,		December 31,		December 31,
	2006	%	2005	%	2004	%
Revenues:
Environmental Services	$21,688,057	67.9%	$21,061,619	70.7%	$18,695,915	66.4%
Analytical Laboratories	10,241,727	32.1%	8,736,671	29.3%	9,457,004	33.6%
Instruments	-	0.0%	-	0.0%	-	0.0%
	31,929,784	100.0%	29,798,291	100.0%	28,152,918	100.0%
Cost of Sales:
Environmental Services	19,601,948	67.8%	18,565,558	68.2%	16,325,253	62.2%
Analytical Laboratories	9,323,000	32.2%	8,674,173	31.8%	9,927,684	37.8%
Instruments	-	0.0%	-	0.0%	-	0.0%
	28,924,948	100.0%	27,239,731	100.0%	26,252,937	100.0%
Gross Profit:
Environmental Services	2,086,109	69.4%	2,496,061	97.6%	2,370,662	124.8%
Analytical Laboratories	918,727	30.6%	62,498	2.4%	(470,681)	-24.8%
Instruments	-	0.0%	-	0.0%	-	0.0%
	3,004,836	100.0%	$2,558,560	100.0%	$1,899,981	100.0%
Operating Income (Loss)
Environmental Services	1,330,519	217.2%
Analytical Laboratories	(334,327)	-54.6%
Instruments	(383,726)	-62.7%
	$612,466	100.0%

Supplemental Disclosure
Depreciation Expense
Environmental Services	$214,796	37.7%
Analytical Laboratories	354,456	62.3%
Instruments	-	0.0%
	569,252	100.0%
Capital Expenditures (1)
Environmental Services	66,179	27.6%
Analytical Laboratories	173,381	72.4%
Instruments	-	0.0%
	239,560	100.0%
Fixed Assets
Environmental Services	621,962	24.1%
Analytical Laboratories	1,961,462	75.9%
Instruments	-	0.0%
	$2,583,424	100.0%

F17