Form 10-Q/A
period 2007-04-01
Glenrose Instruments Inc.
filed 2007-08-23
CIK 1340095

As filed with the Securities and Exchange Commission on August 23, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE: The issuer is amending and restating in its entirety its filing on Form 10-Q made on May 14, 2007.

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

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 1, 2007 and December 31, 2006

	APRIL 1,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$1,224,428	$799,283
ACCRUED EXPENSES	217,919	173,708
ACCRUED EMPLOYEE-RELATED COSTS	956,417	1,336,050
CURRENT PORTION DUE RELATED PARTY, SENIOR NOTES	-	125,000
ACCRUED INTEREST	629,500	472,000
CAPITAL LEASE OBLIGATIONS	34,085	34,645
INCOME TAXES PAYABLE	111,794	179,620
TOTAL CURRENT LIABILITIES	3,174,143	3,120,306

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	875,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	2,000,000	2,000,000
ACCRUED INTEREST ON SUBORDINATED NOTES	455,883	613,383
CAPITAL LEASE OBLIGATIONS	23,631	25,924
DEFERRED TAX LIABILITY	316,170	321,074
OTHER LONG-TERM LIABILITIES	16,650	26,551

TOTAL LIABILITIES	6,861,477	6,982,238

STOCKHOLDER'S EQUITY
COMMON STOCK (PAR VALUE $0.01, 3,000,000 SHARES
AUTHORIZED AND OUTSTANDING)	30,000	30,000
PAID-IN CAPITAL	6,770,000	6,770,000
ACCUMULATED DEFICIT	(1,747,445)	(1,624,455)
TOTAL STOCKHOLDER'S EQUITY	5,052,555	5,175,545

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,914,032	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 1, 2007 and April 2, 2006

	THREE MONTHS ENDED
	APRIL 1,	APRIL 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$7,872,202	$8,020,795

COST OF SALES	7,314,952	7,336,353

GROSS MARGIN FROM OPERATIONS	557,251	684,442

GENERAL AND ADMINISTRATIVE EXPENSES	699,492	558,301

OPERATING INCOME / (LOSS)	(142,241)	126,141

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	12,933	3,097
INTEREST EXPENSE	(66,413)	(85,380)
TOTAL OTHER INCOME (EXPENSE)	(53,480)	(82,283)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(195,721)	43,858

PROVISION (BENEFIT) FOR INCOME TAXES	(72,730)	-

NET INCOME/ (LOSS)	$(122,992)	$43,858

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,000,000	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.04)	$0.01

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended April 1, 2007 and April 2, 2006

	THREE MONTHS ENDED
	APRIL 1,	APRIL 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(122,992)	$43,858

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	122,245	156,571
PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES	(4,904)	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
(INCREASE) / DECREASE IN:
RESTRICTED CASH	(1,837)	(870)
ACCOUNTS RECEIVABLE	456,596	(405,336)
OTHER RECEIVABLES	1,670	-
UNBILLED CONTRACT RECEIVABLES	41,300	137,630
PREPAID EXPENSES	(116,969)	(87,669)
INVENTORY	-	6,306
INCREASE / (DECREASE)
ACCOUNTS PAYABLE	425,145	157,684
OTHER LONG-TERM LIABILITIES	(9,902)	-
OTHER ACCRUED LIABILITIES	(403,244)	11,118
NET CASH PROVIDED BY OPERATING ACTIVITIES	387,108	19,292

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(28,584)	(38,546)
NET CASH USED IN INVESTING ACTIVITIES	(28,584)	(38,546)

FINANCING ACTIVITIES
PAYMENTS ON RELATED PARTY SENIOR NOTES	(125,000)	(127,322)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(2,853)	-
NET CASH USED IN FINANCING ACTIVITIES	(127,853)	(127,322)

NET CASH INCREASE / (DECREASE) FOR THE PERIOD	230,671	(146,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	908,703	1,082,750
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,139,374	$936,174

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$66,413	$128,760
CASH PAID FOR INCOME TAXES	$-	$-

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the Company and its subsidiary Eberline Service Inc. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at April 1, 2007, the results of operations for the three months ended April 1, 2007 and April 2, 2006, and cash flows for the three months ended April 1, 2007 and April 2, 2006.

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

Segment data for the periods ending April 1, 2007 and April 2, 2006 are included below:

	THREE MONTHS ENDED
	April 1,	April 2,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$6,079,325	$5,407,790
Analytical Laboratories	1,792,877	2,613,005
Instruments	-	-
	7,872,202	8,020,795
Cost of Sales
Environmental Services	5,281,329	4,735,471
Analytical Laboratories	2,033,623	2,600,882
Instruments	-	-
	7,314,952	7,336,353
Gross Profit
Environmental Services	797,996	672,319
Analytical Laboratories	(240,745)	12,123
Instruments	-	-
	557,251	684,442
Operating Income (Loss)
Environmental Services	509,429	465,204
Analytical Laboratories	(547,172)	(285,893)
Instruments	(104,499)	(53,169)
	(142,241)	126,141
Supplemental Disclosure
Depreciation Expenses
Environmental Services	52,214	51,668
Analytical Laboratories	70,032	104,903
Instruments	-	-
	122,246	156,571
Capital Expenditures
Environmental Services	-	-
Analytical Laboratories	28,584	38,546
Instruments	-	-
	28,584	38,546
Fixed Assets
Environmental Services	569,748	725,634
Analytical Laboratories	1,920,015	2,069,457
Instruments	-	-
	$2,489,763	$2,795,091

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

Gross Profit - Segment Income

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

Gross profit or segment income for our Environmental Services was $797,996 in the first quarter of 2007, an increase of $125,677 or 18.7% as compared to $672,319 for the same period in 2006. Our Analytical Laboratories in the first quarter of 2007 reported a segment loss of $240,745 as compared to a gross profit or segment income of $12,123 for the same period in 2006.The loss was primarily due to rapid decrease in revenue without management’s ability to decrease costs at the same rate. The effect of the Department of Energy budget constraints was particularly felt by our analytical laboratories as the flow of samples decreased and our revenues were reduced. Our analytical laboratories reduced their costs during the quarter but not sufficiently enough to offset the decrease in revenue due to lower sample flow.

Operating Expenses

General and administrative expenses in the first quarter of 2007 were $699,492, an increase of $141,191 or 25.3%, as compared to $558,301 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses and general GlenRose corporate expenses relating to SEC filings. More specifically, our general and administrative expenses were primarily affected by an increase of $53,148 in consulting fees, an increase of $59,588 in indirect labor costs associated with hiring of new employees, an increase of $9,956 in insurance related expenses and to a lesser extent to other general and administrative expenses.

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