Form 10-Q
period 2007-09-30
Glenrose Instruments Inc.
filed 2007-11-13
CIK 1340095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

or

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

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,062,116	$908,703
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF $34,175 AND $62,835 FOR 2007 AND 2006, RESPECTIVELY)	3,784,584	3,150,042
UNBILLED CONTRACT RECEIVABLES	475,503	626,310
INVENTORY	126,243	115,559
PREPAID EXPENSES	657,259	430,109
DUE FROM RELATED PARTIES	503,841	553,636
OTHER RECEIVABLES	19,805	8,540
DEFERRED TAX ASSET	622,165	606,726
TOTAL CURRENT ASSETS	7,251,516	6,399,625

PROPERTY, PLANT AND EQUIPMENT, NET	2,418,909	2,583,424

OTHER ASSETS
RESTRICTED CASH	245,257	433,821
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	2,986,170	3,174,734

TOTAL ASSETS	$12,656,595	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$1,036,682	$799,283
ACCRUED EXPENSES	260,630	173,708
ACCRUED EMPLOYEE-RELATED COSTS	1,422,263	1,336,050
CURRENT PORTION DUE RELATED PARTY, SENIOR NOTES	—	125,000
ACCRUED INTEREST	829,500	472,000
CAPITAL LEASE OBLIGATIONS	9,498	34,645
INCOME TAXES PAYABLE	209,059	179,620
TOTAL CURRENT LIABILITIES	3,767,632	3,120,306

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	875,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	2,000,000	2,000,000
ACCRUED INTEREST ON SUBORDINATED NOTES	140,884	613,383
CAPITAL LEASE OBLIGATIONS	18,916	25,924
DEFERRED TAX LIABILITY	311,745	321,074
OTHER LONG-TERM LIABILITIES	73,069	26,551

TOTAL LIABILITIES	7,187,246	6,982,238

STOCKHOLDERS’ EQUITY
COMMON STOCK (PAR VALUE $0.01, 10,000,000 SHARES AUTHORIZED; 3,102,647 AND 3,000,000 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006)	31,026	30,000
PAID-IN CAPITAL	7,456,391	6,770,000
ACCUMULATED DEFICIT	(2,018,068)	(1,624,455)
TOTAL STOCKHOLDERS’ EQUITY	5,469,349	5,175,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,656,595	$12,157,783

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and October 1, 2006

	THREE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$8,423,556	$8,046,749

COST OF SALES	7,679,154	7,168,255

GROSS MARGIN FROM OPERATIONS	744,402	878,494

GENERAL AND ADMINISTRATIVE EXPENSES	738,528	482,084

OPERATING INCOME	5,874	396,410

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	6,460	14,755
INTEREST EXPENSE	(66,075)	(82,154)
TOTAL OTHER INCOME (EXPENSE)	(59,615)	(67,399)

INCOME/(LOSS) BEFORE INCOME TAXES	(53,741)	329,011

PROVISION FOR INCOME TAXES	129,231	2,198

NET INCOME/ (LOSS)	$(182,972)	$326,813

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,034,588	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.06)	$0.11

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2007 and October 1, 2006

	NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$24,708,899	$24,206,162

COST OF SALES	22,882,455	21,854,352

GROSS MARGIN FROM OPERATIONS	1,826,444	2,351,810

GENERAL AND ADMINISTRATIVE EXPENSES	2,051,365	1,607,647

OPERATING INCOME / (LOSS)	(224,921)	744,163

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	41,584	22,900
INTEREST EXPENSE	(205,605)	(251,446)
TOTAL OTHER INCOME (EXPENSE)	(164,021)	(228,546)

INCOME/(LOSS) BEFORE INCOME TAXES	(388,942)	515,617

PROVISION FOR INCOME TAXES	4,671	2,198

NET INCOME/ (LOSS)	$(393,613)	$513,419

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,011,656	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.13)	$0.17

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and October 1, 2006

	NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(393,613)	$513,419

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	385,356	430,478
NON-CASH INTEREST EXPENSE	—	158,996
PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES	(24,768)	—
CHANGES IN OPERATING ASSETS AND LIABILITIES (INCREASE) / DECREASE IN:
RESTRICTED CASH	188,564	(1,762)
ACCOUNTS RECEIVABLE	(634,542)	261,418
ACCOUNTS RECEIVABLES RELATED PARTY	49,795	—
OTHER RECEIVABLES	(11,265)	—
UNBILLED CONTRACT RECEIVABLES	150,807	(94,163)
PREPAID EXPENSES	(227,150)	(117,657)
INVENTORY	(10,684)	5,594
INCREASE / (DECREASE)
ACCOUNTS PAYABLE	237,399	(250,130)
ACCRUED INTEREST ON SUBORDINATED NOTES	(114,999)	—
OTHER LONG-TERM LIABILITIES	46,518	—
OTHER ACCRUED LIABILITIES	202,574	—
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(156,008)	906,193

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(220,841)	(174,052)
NET CASH USED IN INVESTING ACTIVITIES	(220,841)	(174,052)

FINANCING ACTIVITIES
PROCEEDS FROM SALE OF COMMON STOCK	687,418	—
PAYMENTS ON RELATED PARTY SENIOR NOTES	(125,000)	(380,950)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(32,156)	—
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	530,262	(380,950)

NET CASH INCREASE / (DECREASE) FOR THE PERIOD	153,413	351,191

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	908,703	1,082,750
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,062,116	$1,433,941

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$205,605	$91,441
CASH PAID FOR INCOME TAXES	$132,725	$127,338

The accompanying notes are integral part of these condensed consolidated financial statements

Notes to Interim Financial Statements (Unaudited) for the period ending September 30, 2007

Note 1 – Organization and Significant Accounting Policies

Organization

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “Company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services, Inc. owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments Inc. As a result of this exchange, the GlenRose Partnership owns 3,000,000 of the outstanding stock of the Company, and the Company owns all of the outstanding stock of its subsidiary, ESI. During the nine months ended September 30, 2007, the Company issued an additional 102,647 shares to a limited number of accredited investors through a private placement of common stock (see Note 6). As of September 30, 2007, ESI which includes in consolidation Eberline Services Hanford, Inc. (“ESHI”), Lionville Labs, Inc. (“Lionville”), Eberline Analytical Corporation, Benchmark Environmental Corp. and TMA Norcal Corporation, together with the corporate office of GlenRose Instruments constituted all of the revenues and expenses of the Company. The Company provides radiological services and operates an analytical laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and October 1, 2006, and cash flows for the nine months ended September 30, 2007 and October 1, 2006.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. One customer represented approximately 64% and 65% of the revenue for the nine month period ended September 30, 2007 and October 1, 2006, respectively. Federal and state governments, including prime contractors, collectively account for approximately 90% of all revenues for both nine month periods ended September 30, 2007 and October 1, 2006. Two customers represented approximately 57% and 56% of trade accounts receivables for the nine month period ended September 30, 2007 and October 1, 2006, respectively.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No events occurred or circumstances changed that required the Company to further test goodwill for impairment during either of the nine month periods ending September 30, 2007, or October 1, 2006.

Revenue Recognition

Revenue for lab services, which are generally short-term, is recognized upon completion of the services. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The Company performs certain contracts that are audited by either the Defense Contract Audit Agency (“DCAA”) or Los Alamos National Labs (“LANL”) Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The Company is currently audited and settled through December 2004 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by LANL Internal Audit.  Contracts performed before either 2004 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis and include allocations of overhead and labor. Inventory is reviewed periodically for slow-moving and obsolete items. As of September 30, 2007 and October 1, 2006, there were no reserves or write-downs recorded against inventory.

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

Note 2 – Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. There are no dilutive securities as of September 30, 2007 and October 1, 2006. The following reconciles amounts reported in the financial statements:

	Three Months		Nine Months
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Earnings Per Share
Income (Loss) available to stockholders	$(182,972)	$326,813	$(393,613)	$513,419

Weighted average shares outstanding - Basic	3,034,588	3,000,000	3,011,656	3,000,000
Basic Earnings (Loss) per Share	$(0.06)	$0.11	$(0.13)	$0.17

Assumed exercise of dilutive stock options and warrants	—	—	—	—
Weighted average shares outstanding - Diluted	3,034,588	3,000,000	3,011,656	3,000,000
Diluted Earnings (Loss) per Share	$(0.06)	$0.11	$(0.13)	$0.17

Anti-Dilutive Options	—	—	—	—

Note 3 – Long-Term Debt

Long term debt consists of the following:

	September 30,	December 31,
Debt Instrument	2007	2006

Due to related parties, Senior Notes. Two (2) notes in amount of $1,000,000 each. Interest at Prime + 1%, currently 8.75%, due December 31, 2011.	$875,000	$1,000,000

Due to related parties, Subordinated Notes. Four (4) notes in the amount of $500,000 each, principal, and accrued interest at 8.5%. Due December 31, 2011	2,000,000	2,000,000

Total Long-Term Debt	2,875,000	3,000,000

Less: Current Portion of Long-Term Debt	—	(125,000)

Total Long-Term Debt	$2,875,000	$2,875,000

In 2006, the Company restructured the terms of the related-party debt retroactively to January 1, 2004. Repayment terms were extended, as was the payment of interest. Additionally, the four subordinated notes were structured such that repayment of the accrued interest would begin in 2007. In December 2006, both holders of the Senior notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two Senior notes was extended to 2011. The restructure did not result in a change in interest expense for prior years, or total amount due.

Future debt payments, including accrued interest, at September 30, 2007 as restructured are as follows:

	Principal	Principal
Period Ending	Senior	Subordinated	Accrued
September 30,	Debt	Debt	Interest	Total

2007	$—	$—	$357,000	$357,000
2008	—	—	613,384	613,384
2009	300,000	666,667	—	966,667
2010	300,000	666,667	—	966,667
2011	275,000	666,667	—	941,667
	$875,000	$2,000,000	$970,384	$3,845,384

Note 4 - Commitments

The Company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at September 30, 2007 are as follows:

Summary of Lease Obligations:

	September 30, 2007	2008	2009	Totals

Facilities	$28,357	$80,547	$16,800	$125,704
Equipment	18,989	75,957	75,957	170,903
	$47,346	$156,504	$92,757	$296,607

At September 30, 2007, the company had not renewed the lease at the Lionville facility. The Company was operating on a month-to-month arrangement pending final negotiations with the landlord. For the three and nine months ending September 30, 2007 rent expense was $110,769 and $334,738 respectively and for the three and nine months ending October 1, 2006 rent expense was $110,022 and $321,931 respectively.

Note 5 – Related Party Transactions

The Company performs administrative services for the benefit of the GlenRose Partnership. The Company invoices the GlenRose Partnership for such services (including fringe benefits and general and administrative) at actual cost. Since December 31, 2005, the Company has not provided any services on behalf of the Partnership.

Amounts due from the GlenRose Partnership:

	September 30,	October 1,
	2007	2006

ESI	$503,841	$503,841
Lionville	—	49,795
	$503,841	$553,636

The GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. At September 30, 2007, the total amount due was $503,841. In September 2005, the Company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the Eberline Services portion of the related-party transaction. The Company anticipates, that before its common stock becomes publicly traded, will issue a one-time $503,841 cash dividend to the GlenRose Partnership. Immediately upon receipt of such a dividend, the GlenRose Partnership will remit $503,841 to the company as full payment of the sums due for such administrative and professional services. At September 30, 2007, the dividend had not been declared or otherwise paid, however the company expects that the dividend will be paid in 2007.

In July 2007 the GlenRose Partnership paid the remaining balance due to Lionville.

Note 6 – Sale of Common Stock

During the nine months ended September 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00 resulting in proceeds net of costs to the company of $687,418.

Note 7 – Segment Data

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

Segment data for the periods ending September 30, 2007 and October 1, 2006 are included below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,	SEPTEMBER 30,	OCTOBER 1,
	2007	2006	2007	2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$6,251,402	$5,174,555	$19,002,634	$16,021,835
Analytical Laboratories	2,172,154	2,872,194	5,706,265	8,184,327
Instruments	—	—	—	—
	8,423,556	8,046,749	24,708,899	24,206,162
Cost of Sales
Environmental Services	5,680,540	4,806,374	16,960,990	14,539,451
Analytical Laboratories	1,998,614	2,361,881	5,921,465	7,314,901
Instruments	—	—	—	—
	7,679,154	7,168,255	22,882,455	21,854,352
Gross Profit
Environmental Services	570,862	368,181	2,041,644	1,482,384
Analytical Laboratories	173,540	510,313	(215,200)	869,426
Instruments	—	—	—	—
	744,402	878,494	1,826,444	2,351,810
Operating Income (Loss)
Environmental Services	289,894	256,781	1,263,780	951,778
Analytical Laboratories	(91,798)	211,350	(1,043,851)	(19,256)
Instruments	(192,222)	(71,721)	(444,850)	(188,359)
	5,874	396,410	(224,921)	744,163
Supplemental Disclosure

Depreciation Expense
Environmental Services	56,618	46,146	163,817	145,760
Analytical Laboratories	74,901	82,470	221,539	284,718
Instruments	—	—	—	—
	131,519	128,616	385,356	430,478
Capital Expenditures
Environmental Services	24,303	49,563	149,991	49,563
Analytical Laboratories	28,627	73,935	70,850	124,489
Instruments	—	—	—	—
	52,930	123,498	220,841	174,052
Fixed Assets		—
Environmental Services	608,136	681,105	608,136	681,105
Analytical Laboratories	1,810,773	1,975,584	1,810,773	1,975,584
Instruments	—	—	—	—
	$2,418,909	$2,656,689	$2,418,909	$2,656,689

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

Third quarter 2007 compared with Third Quarter 2006

Revenues

Revenues for the third quarter of 2007 were $8,423,556 as compared to $8,046,749 for the same period in 2006, an increase of $376,807 or 4.7%. The increase in revenues was primarily due to a contract for soil remediation using our proprietary Segmented Gate System and new contract activity at the Los Alamos National Laboratory, as well as an increase in scope of our existing River Corridor Contract and our existing contract with KSL Services JV. These increases were partially offset by a decrease in our Analytical Laboratory business due to decrease in sample flow from our Department of Energy customers.

Revenues from our Environmental Services in the third quarter of 2007 were $6,251,402, an increase of $1,076,847 or 20.8%, as compared to $5,174,555 in the third quarter of 2006. Our Environmental Services contributed 74.2% to total revenues in the third quarter of 2007 versus 64.3% for the same period of 2006. Revenues from our Analytical Laboratories in the third quarter of 2007 were $2,172,154, a decrease of $700,040 or 24.4%, as compared to $2,872,194 in the third quarter of 2006 primarily due to decrease in sample flow from our Department of Energy customers. The Department of Energy samplers constitute a significant portion of laboratory business. Sample flow can vary substantially during any given quarter.

Cost of Sales

The cost of sales in the third quarter of 2007 was $7,679,154, an increase of $510,899, as compared to $7,168,255 for the same period of 2006. Our costs of sales increased due to additional labor and subcontract costs associated with the increased work scope in the Environmental Services segment. The cost of sales for our Environmental Services was $5,680,540 in the third quarter of 2007, an increase of $874,166 or 18.2% as compared to $4,806,374 for the same period of 2006.

The cost of sales for our Analytical Laboratories was $1,998,614 in the third quarter of 2007, a decrease of $363,267 or 15.4% as compared to $2,361,881 for the same period of 2006. Our laboratories reduced their costs but infrastructure and key personnel costs could not be reduced fast enough to offset the decrease in revenues.

Gross Profit – Segment Income

Gross profit for the third quarter of 2007 was $744,402, a decrease of $134,092 or 15.3%, as compared to $878,494 for the same period in 2006. The gross profit margin decreased to 8.8% in the third quarter of 2007 from 10.9% in the third quarter of 2006. The decrease in the quarterly gross profit was due to the decrease in the Analytical Laboratories revenues. Although Environmental Services increased its gross profit, it was not sufficient to offset the laboratory decrease.

Gross profit or segment income for our Environmental Services was $570,862 in the third quarter of 2007, an increase of $202,681 or 55.0% as compared to $368,181 for the same period in 2006. Our Analytical Laboratories in the third quarter of 2007 reported a segment income of $173,540 as compared to a gross profit or segment income of $510,313 for the same period in 2006.

Operating Expenses

General and administrative expenses in the third quarter of 2007 were $738,528, an increase of $256,444 or 53.2%, as compared to $482,084 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses, and costs associated with audit, consulting and legal fees for the Environmental Services segment and a general increase in GlenRose corporate expenses including corporate legal fees associated with SEC filings.

Operating Income

Our operating income in the third quarter of 2007 was $5,874, as compared with an operating income of $396,410 over the same period in 2006. The operating income decrease in the third quarter of 2007 was primarily due to lower than forecasted performance at our Analytical Laboratories and due to increased corporate expenses.

Other Income (Expense)

Other expenses in the third quarter of 2007 decreased $7,784 or 11.5% to $59,615, as compared to $67,399 for the same period last year. Our interest expense decreased by 19.6% as we further reduced our debt obligations. Interest and other income decreased to $6,460 from $14,755 as a result of lower level of cash on hand.

Provision for Income Taxes

We recorded a tax provision of $129,231 in the third quarter of 2007, as compared to a tax provision of $2,198 for the third quarter of 2006. The provision was recorded in accordance with FAS 109 and reflects an adjustment associated with the reversal of tax benefit taken during the previous two quarters.

Net Loss (Income)

We incurred a net loss in the third quarter of 2007 of $182,972, as compared with a net income of $326,813 in the third quarter of 2006.

First Nine Months 2007 compared with First Nine Months 2006

Revenues

Revenues for the first nine months of 2007 were $24,708,899 as compared to $24,206,162 for the same period in 2006, an increase of $502,737 or 2.1%. The increase in revenues was primarily due to a contract for soil remediation using our proprietary Segmented Gate System and new contract activity at the Los Alamos National Laboratory, as well as an increase in scope of our existing River Corridor Contract and our existing contract with KSL Services JV. These increases were largely offset by a substantial decrease in our Analytical Laboratory business due to decrease in sample flow from our Department of Energy customers. Sample flow usually varies from quarter to quarter, however, the sample flow during the first nine months was at historically low levels.

Revenues from our Environmental Services for the first nine months of 2007 were $19,002,634, an increase of $2,980,799 or 18.6%, as compared to $16,021,835 in the first nine months of 2006. Our Environmental Services contributed 76.9% of total revenues in the first nine months of 2007 versus 66.2% for the same period of 2006. Revenues from our Analytical Laboratories for the first nine months of 2007 were $5,706,265, a decrease of $2,478,062 or 30.3%, as compared to $8,184,327 in the first nine months of 2006 due to decrease in sample flow from our Department of Energy customers.

Cost of Sales

The cost of sales in the first nine months 2007 was $22,882,455, an increase of $1,028,103, as compared to $21,854,352 for the same period of 2006. Our costs of sales increased due to additional labor and subcontract costs associated with the increased work scope in the Environmental Services segment. The cost of Environmental Services sales was $16,960,990 in the first nine months of 2007, an increase of $2,421,539 or 16.7% as compared to $14,539,451 for the same period of 2006.

The cost of sales for our Analytical Laboratories was $5,921,465 in the first nine months of 2007, a decrease of $1,393,436 or 19.0% as compared to $7,314,901 for the same period of 2006. Our laboratories reduced their costs but infrastructure and key personnel costs could not be reduced fast enough to offset the decrease in revenues.

Gross Profit – Segment Income

Gross profit for the first nine months of 2007 was $1,826,444, a decrease of $525,336 or 22.3%, as compared to $2,351,810 for the same period in 2006. The gross profit margin decreased to 7.4% in the first nine months of 2007 from 9.7% in the first nine months of 2006. The decrease in the quarterly gross profit was due to the decrease in the Analytical Laboratories revenues. Although Environmental Services increased its gross profit, it was not sufficient to offset the laboratory decrease.

Gross profit or segment income for our Environmental Services was $2,041,644 in the first nine months of 2007, an increase of $559,260 or 37.7% as compared to $1,482,384 for the same period in 2006. Our Analytical Laboratories in the first nine months of 2006 reported a segment loss of $215,200 as compared to a gross profit or segment income of $869,426 for the same period in 2006.

Operating Expenses

General and administrative expenses in the first nine months of 2007 were $2,051,365, an increase of $443,718 or 27.6%, as compared to $1,607,647 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses, and costs associated with audit, consulting and legal fees for the Environmental Services segment and a general increase in GlenRose corporate expenses including corporate legal fees associated with SEC filings.

Operating Income

We incurred an operating loss in the first nine months of 2007 of $224,921, as compared with an operating income of $744,163 over the same period in 2006. The operating income decrease in the third quarter of 2007 was primarily due to lower than forecasted performance at our Analytical Laboratories and due to increased corporate expenses.

Other Income (Expense)

Other expenses in the first nine months of 2007 decreased $64,525 or 28.2% to $164,021, as compared to $228,546 for the same period last year. Our interest expense decreased by 18.2% as we further reduced our debt obligations. Interest and other income increased to $41,584 from $22,900 as a result of an increase in overall interest rates and a greater average level of cash on hand for the nine month period.

Provision for Income Taxes

We recorded a tax provision of $4,671 in the first nine months of 2007, as compared with a tax provision of $2,198 for the first nine months of 2006. The provision was recorded in accordance with FAS 109 and reflects management’s belief that realization of the tax benefit of the loss incurred through the nine months is uncertain.

Net Loss (Income)

We incurred a net loss in the first nine months of 2007 of $393,613, as compared with a net income of $513,419 in the first nine months of 2006.

Liquidity and Capital Resources

First Nine Months 2007

Consolidated working capital at September 30, 2007 was $3,483,884, as compared with $3,279,319 at December 31, 2006. Included in working capital were cash and cash equivalents of $1,062,116 in the first nine months of 2007, compared with $908,703 at December 31, 2006. The increase in working capital was primarily due to funds raised in a private placement offering of common stock, offset by an increase in accrued interest payable associated with our subordinated notes and an increase in accounts payable.

Cash used by operating activities was $156,008 in the first nine months of 2007, as compared with cash provided of $906,193 for the first nine months of 2006. Our net receivables balance increased to $3,784,584 at the end of the first nine months of 2007 from $3,150,042 at December 31, 2006, resulting in a decrease in cash of $634,542. Net related party receivables decreased by $49,795 due to payment received from the GlenRose Partnership. Our unbilled contract receivables decreased to $475,503 in the first nine months of 2007 from $626,310 at December 31, 2006, resulting in an increase in cash of $150,807. The decrease in the unbilled contract receivables is primarily due to the timing of our billing of our RCC contract, offset by the increase in unbilled contract receivables with the Los Alamos contract. Our prepaid expenses used $227,150 of cash as they increased to $657,259 in the first nine months of 2007 from $430,109 at December 31, 2006, due to payments of income taxes. During the first nine months of 2007 our other accrued liabilities, including accrued expenses, accrued employee-related costs and  income taxes payable, increased to $1,891,952, compared with $1,689,378 at December 31, 2006, resulting in an increase in cash of $202,574. The increase is due to an accrual associated with one of our contract agreements.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and during the first nine months of 2007 we expended $220,841 for purchases of property, plant and equipment.

The company’s net financing activities provided $530,262 of cash during the first nine months of 2007 primarily due to funds raised in a private placement offering of common stock and to a lesser extent to principal and interest payments on our outstanding notes payables, and for payments on certain capital lease obligations. That amount does not include interest payments on our outstanding debt obligations that will be made in the fourth quarter.

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

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5:   Other Information

The company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. . On August 9, 2007, the company received a letter from the Securities and Exchange Commission stating that their review of the company’s registration statement on Form 10 to register the common stock had been completed and that there were no further comments.

During the nine months ended September 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00 resulting in proceeds net of costs to the company of $687,418.

Item 6:   Exhibits

See Exhibit Index on page 22.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2007.

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