Form 10-K
period 2007-12-30
GlenRose Instruments Inc.
filed 2008-03-31
CIK 1340095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No.: 000-51645

GLENROSE INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3521719
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

GlenRose Instruments Inc.
45 First Avenue
Waltham, MA 02451
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (781) 622-1120

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non –Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 29, 2007.

Number of the registrant’s common shares outstanding as of March 31, 2008: 3,117,647.

DISCLAIMER CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SEE ALSO “ITEM 1A. RISK FACTORS”. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1. Business

General

GlenRose Instruments Inc. (referred to herein as “GlenRose Instruments”, “GlenRose”, the “company”, “we”, “our” or “us”) provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

We provide radiological characterization and analysis; hazardous, radiological and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We do not treat, store, transport or dispose of hazardous waste as part of our business. As part of our ongoing business, our laboratories generate wastes, and we employ commercial firms to transport, treat, and dispose of the wastes. We also operate a network of laboratories in four locations in the United States.

Although we intend to continue to grow our laboratory and radiological services business, our primary growth strategy is to acquire and operate analytical instruments businesses. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. Our management has extensive experience in acquiring and operating large analytical instruments businesses. We have identified a number of companies with revenues of between $10-35 million as potential acquisition targets, although we have not yet purchased any such business and do not have any commitments to buy any businesses. Our initial strategy will be to acquire instrument companies, which may be in difficult business condition but have well-established and proven technology. Our plan is to increase their operating margins and revenues using techniques developed by our management team during the course of their careers in the analytical instruments industry.

GlenRose Instruments was incorporated in Delaware in September 2005. The company operates through its wholly owned subsidiary, Eberline Services Inc. (“Eberline Services” or “ESI”) and its subsidiaries. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. (“ESHI”), Eberline Analytical Corporation (“EAC”), Benchmark Environmental Corp., and Lionville Laboratory Inc. (“Lionville”). At the beginning of 2007, all of the outstanding shares of the company were held by an affiliated limited partnership, which distributed all of such shares to its partners during the year. As of December 30, 2007, Eberline Services and its subsidiaries generated all of the revenues of the company.

Our principal operational headquarters is located in Albuquerque, New Mexico, and our principal executive offices are located in Waltham, Massachusetts. We plan to maintain a website at the following address: www.glenroseinstruments.com. Through a link on our website to the Securities and Exchange Commission (“SEC”) website, www.sec.gov, we will provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after electronic filing with the SEC. The charters of our committees of the board of directors of the company, and our Code of Business Conduct and Ethics for our directors, officers and employees, will also be available on our proposed website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our proposed website and the information to be contained therein or connected thereto are not a part of this annual report.

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

The Department of Defense (“DOD”) and Department of Energy (“DOE”) have had annual budgets for environmental expenditures that include cleaning up military bases and restoring former nuclear weapons facilities. These budgets are detailed in the annual budget requests from the departments to Congress, Congressional appropriations reports and bills, and Congressional authorization reports and bills. The DOE’s fiscal year 2009 budget request is for $ 5.5 billion for environmental management. The DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. In its fiscal year 2007 Congressional budget request, the DOE stated that “to meet our environmental cleanup commitments left over from the Manhattan Project and the Cold War, the budget submission requests $6.2 billion to clean up legacy nuclear waste sites”. The fiscal year 2009 request of $5.5 billion compares to appropriations of $5.7 billion, $6.2 billion for the fiscal years 2008 and 2007, respectively.

Our radiological and waste management services are employed primarily by the federal government in connection with the cleanup of the former and present atomic weapons and energy sites operated by the federal government.

Analytical Instruments

According to published sources, in 2004, the analytical instrument market was approximately $30 billion in revenues(1). Going forward, the global analytical instrument market is forecasted by industry reports to show solid growth, and assuming no macro-economic changes, should have sales in excess of $33 billion by 2008(2). We do not currently operate in the analytical instruments market, but we plan to do so in the future.

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

Technologists, regulators and managers around the world rely on analytical and life science instrumentation in the pursuit of knowledge in all types of industries, from drug development and research to polymers and plastics to environmental monitoring. The number of different types of instruments and technologies employed is almost as large as the number of applications for which they are used. These life science and analytical instruments are based on various chemical separations, optical and other techniques, which each have strengths in analyzing specific materials and compounds.

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

Improvements in instrument design such as miniaturization, incorporation of software and unattended operation with automated sample handling are aiding customers to maximize productivity and minimize costs. Vendors are focusing on

(1) Strategic Directions International, Inc., The Laboratory Life Science and Analytical Instrumentation Industry, Market Forecast: 2004-2008, SDi’s Global Assessment Report, 8th Edition, June 2004, page 20

(2) Strategic Directions International, Inc., The Laboratory Life Science and Analytical Instrumentation Industry, Market Forecast: 2004-2008, SDi’s Global Assessment Report, 8th Edition, June 2004, page 44 compatibility of instruments with research facilities such as lab-on-a-chip and laboratory information management systems to enable complete interconnectivity. Application-specific equipment, such as surface analyzers for semiconductor chips and infrared spectrometers, are increasing the demand for these instruments as a whole.

Analytical instruments are found in over 200,000 laboratories around the world. Until recently, the major markets were the United States, Western Europe and Japan. Recently, countries such as China, Taiwan and South Korea are becoming major purchasers of all types of analytical instruments.

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

Analytical Laboratory Services

Services

We operate a network of laboratories in the United States. In addition to three radiochemistry laboratories, we also operate a stable chemistry laboratory, which provides analyses for traditional samples and for radioactive mixed waste samples. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. The company and its predecessors have served the nuclear industry since 1948 with the opening of a laboratory in Richmond, California. In addition, we have laboratories in Albuquerque, New Mexico; Oak Ridge, Tennessee; and Exton, Pennsylvania.

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

We have extensive experience in the transuranic characterization of samples generated by the nuclear utility industry, by nuclear fuel processors, and by DOE and DOD facilities. Transuranic isotopes are those radioactive substances found in the atomic weapons and nuclear industries that must be isolated and disposed of in order to produce clean sites that can be returned to industrial use. We have specifically designed procedures to dissolve any refractory transuranic substances that may be present in samples from the nuclear fuel cycle. We can also perform radio-bioassays to detect and quantify radioactive substances in body fluids and excretions. Our laboratories use a broad range of analytical techniques and instrumentation. However, we work in the environmental range of analyses and do not undertake to perform high-level (hot lab) analyses.

Our stable chemistry analysis laboratory in Exton, Pennsylvania offers a full range of capabilities and a large capacity to support environmental laboratory programs. Water, soil, solid waste and air samples are analyzed for a wide variety of organic, inorganic and physical parameters using a variety of Environmental Protection Agency protocols and American Society for Testing and Materials methods. Routine service capabilities include organic chemicals, metals, wet chemistry and physical properties. Ancillary services include field sampling, field screening, data interpretation, method development and validation, onsite laboratories, mobile laboratories, analytical specifications preparation (Quality Assurance project plans, sampling and analysis plans) and data storage.

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

Our laboratories hold the appropriate permits and licenses from the DOE, DOD, U.S. Corps of Engineers, Navy, Nuclear Regulatory Agency, and from over 26 states.

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

For the previous two years ended December 30, 2007 and December 31, 2006, the federal government and its prime contractors accounted for more than 90% of our consolidated revenues. Only two contracts, the KSL LLC (“KSL”) at Los Alamos National Laboratory (“Los Alamos”) for which the prime contractor is KSL Services JV, and the River Corridor Contract (“RCC”) contract for which the prime contractor is Washington Closure Hanford, LLC (“WCH”), accounted for more than 10% of our consolidated revenues. Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, the inability to win new government contracts would have a material adverse effect on our business and financial condition.

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

Our major environment services client is the federal government, either directly or through its prime contractors. Our experience dates back to 1989 when we had our first contracts at the DOE’s Los Alamos and Waste Isolation Pilot Plant (“WIPP”).

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

•      Waste management (sanitary, solid, hazardous, radioactive, mixed and toxic substances); and

•      Soil and subsurface quality (bioremediation strategies for petroleum-contaminated soils and characterization and investigation of subsurface contamination).

The current personnel of our environmental services operations consist of over 30 professionals, who include environmental scientists and engineers, health physicists and nuclear engineers. The staff members hold professional certifications and registrations such as Certified Environmental Trainer, Safe Drinking Water Act Compliance Sampler, Hazardous Waste Specialist, Hazardous Substances Professional, Registered Environmental Manager, Certified Hazardous Materials Manager, New Mexico Water Systems Operator Levels I through IV, and New Mexico Wastewater Systems Operator Levels I through IV. Several of our employees have DOE security clearances. Approximately 86% of our environmental personnel supporting Los Alamos hold college degrees.

As an outgrowth of its radiological characterization expertise, our staff developed for its own use a gamma spectral analysis software tool, or SNAP™, which we have used on projects at Los Alamos, Rocky Flats Environmental Technology Site (“Rocky Flats”), and Idaho National Engineering and Environmental Laboratory (“Idaho National Lab”). This software tool allows an experienced gamma spectral analyst more flexibility in performing peak identification, source modeling, and assay calculations than other similar, commercially available software. SNAP is used by customers at Los Alamos, Sandia National Laboratories, and at the U.K. atomic agency in Aldermaston, England.

Clients and Contracts

We manage and perform certain contracts for clients at Los Alamos, Idaho National Lab, Oak Ridge National Laboratory (“Oak Ridge”), and for the New Mexico Environment Department. At Los Alamos, where we have supported waste management and environmental protection programs since 1989. Our work includes task order contracts to provide radiological waste characterization services and waste management technical support services, as well as a subcontract to manage environmental protection programs for the Los Alamos site support services subcontractor. We have provided radiological characterization services in support of closure activities at various sites, and radiological characterization in support of waste retrieval operations at Idaho National Lab since 2003. We have provided on-call, statewide hazardous materials incident response services to the New Mexico Environment Department since 1997.

Our waste management expertise includes comprehensive waste certification and characterization support activities for transuranic wastes destined for WIPP. We have provided WIPP certification support at numerous DOE sites including Hanford (Washington State) Reservation Site (Hanford Reservation), Los Alamos, Idaho National Lab, Oak Ridge, Argonne National Laboratory-East and Lawrence Berkeley National Laboratory, and we have operated mobile transuranic waste characterization systems at Nevada Test Site and Argonne National/Laboratory-East. The environmental group has multiple-year basic ordering agreement contracts at Los Alamos. One contract is an environmental support contract to KSL, a prime contractor at Los Alamos, which generates a base of approximately $1.7 million per year. Our Los Alamos contract with KSL was renewed in November of 2007 for one year and an extension for one more year is anticipated. Eberline Services has been contracted for this scope of work for the last eight years, as a subcontractor to KSL and its predecessor.

Since 1994, our Eberline Services Hanford subsidiary has provided radiological and industrial hygiene support, quality assurance, and safety services as a pre-selected subcontractor to Bechtel Hanford, Inc. at the Hanford Reservation. The Hanford Reservation is the largest complex within the DOE, and the cleanup program is anticipated to extend beyond 2035. From 1994-2005, our subsidiary generated over $120 million in revenue from the Environmental Restoration Contract (“ERC”).

Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. That contract, the ERC contract, expired on August 30, 2005. In August 2005, the DOE awarded the successor contract, the RCC to WCH. WCH pre-selected Eberline Services Hanford as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the WCH prime contract has substantial incentives for the team to complete the project in seven years. Eberline Services’ current contract relationship with WCH is on a year-to-year basis in which the extensions to the base contract provide for six years. We have completed the first two years and are into the third year of the contract. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the government. Based in Richland, Washington, our subsidiary has approximately 185 employees. It has a contract with the Hanford Atomic Metal Trades Council labor bargaining unit and employs radiological control and industrial hygiene technicians to support Hanford Reservation projects. The Hanford Reservation contract is the largest held by us and accounts for approximately 65% of our total revenues.

At the Hanford Reservation site, we provide radiation protection services for the excavation, decontamination, and decommissioning of reactors, area surveillance maintenance and transition facilities, area remedial action and waste disposal sites, the Environmental Restoration Disposal Facility for the underground disposal of low-level wastes, the ground water project, and the complex decontamination and decommissioning of the plutonium processing facility. The services provided by our radiological personnel include:

•      Maintaining adequate staffing of radiological control technicians and radiological control supervisors for the projects to detect and prevent the exposure of personnel to radiation;

•      Performing and document radiation, contamination and airborne surveys;

•      Writing and approve radiological work permits;

•      Writing and implementing procedures and work instructions to ensure compliance with federal regulations for conducting work in areas that cause exposure to radioactivity;

•      Providing program and inventory support for the radiological instrumentation and source control programs;

•      Maintaining and providing input for radiological worker and workplace monitoring metrics;

•      Providing radiation surveys of large contaminated open areas on the Hanford Reservation site using proprietary GPS and laser-assisted radiological mapping systems;  and

•      Maintaining a cadre of certified instructors that provide radiological training.

We have established an excellent record for working safely in an environment consisting of radioactively contaminated condemned buildings and nuclear reactors, contaminated excavation sites with steep slopes and trenches, and in the vicinity of heavy equipment. In spite of the fact that approximately 170 technicians are deployed daily to work in excavation sites and old buildings and facilities, we had only one lost-time injury in the 10-year ERC contract history and recently passed a milestone of one million hours worked without lost-time injury on the RCC contract.

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

•      environmental management divisions or subsidiaries of international firms;

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

We have several proprietary technologies that we believe give us a competitive advantage by offering unique services that benefit our clients, including:

•      SNAP TM (Spectral Nondestructive Assay Platform);

•      SGS TM (Segmented Gate System);

•      GPERS TM (Global Positioning Environmental Radiological Surveyor); and

•      LARADS TM (Laser-Assisted Ranging and Data System).

SNAP: Spectral Nondestructive Assay Platform

Each transuranic analysis is comparatively expensive due to the rigorous accuracy and quality assurance requirements dictated by federal and state law. Another cost consideration to DOE is that the disposal of transuranic waste at the WIPP is significantly more expensive than the disposal of routine low-level radioactive waste. Therefore, we have identified a secondary opportunity to provide a less expensive onsite analysis of uncharacterized waste to distinguish these wastes at the generator’s site. SNAP is the technology we developed in response to this need. SNAP is an onsite and non-intrusive method to radiologically characterize the contents of a wide array of wastes at lower costs than other methods. The use of mathematical models allows the company to adequately characterize and quantify wastes in less than one-half the time typically required to achieve comparable results. SNAP makes it possible to accurately characterize wastes of unknown composition with minimal effort.

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

•      Portable non-destructive assay technology yielding excellent detection limits in addition to accurate radionuclide quantification; and

•      Data on isotopes, concentration levels and locations (rather than just activity levels).

Considering the high cost of transuranic waste management and disposal, reductions such as these have produced significant cost savings for our clients. We believe that the use of SNAP has reduced disposal costs at the WIPP site.

SGS: Segmented Gate System

The SGS is a technology that separates radioactively contaminated soil from clean soil. The SGS is a combination of sophisticated conveyor systems, radiation detectors and computer controls that remove contaminated soil from a moving feed supply on a conveyor belt. It significantly reduces the volume of contaminated soils requiring treatment and disposal, enabling large cost savings. The clean soil stream is diverted for return to the site or cheaper disposal options. The SGS has been successfully used to remediate over 200,000 cubic yards of plutonium-contaminated soil on Johnston Atoll, which is the largest environmental restoration project involving a significant volume reduction of radioactively contaminated soil. The system has also processed over 15,000 cubic yards of soils contaminated with various radionuclides at many DOE and DOD sites across the United States. The system was employed at a commercial site in Louisiana to remediate soil contaminated with radionuclides from oil field operations.

Radiological Mapping Systems

We offer two types of radiological mapping technologies, GPERS and LARADS.

Common features of the two radiological mapping systems are as follows:

•      Both systems collect and store in electronic files the positional coordinates and radiological readings on a point-per-second basis. These field files are then downloaded and processed with software to produce both a color-coded (based on radiological reading) map of the survey trace overlaid upon a computer-aided-design base map or digital photo of the site or area; and

•      Survey detectors can be hand-carried or mounted on vehicle for large area surveys.

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

•      Ability to report on data collected within 24 hours; and

•      Savings in accelerated performance.

GPERS: Global Positioning Environmental Radiological Surveyor is a lightweight survey platform used for performing radiological surveys in open land areas. GPERS reduces labor requirements to characterize large outside land areas for radiological contaminants, thereby significantly reducing project costs. This technology merges standard radiation monitoring equipment with satellite global positioning to accurately locate and quantify areas of elevated radioactive contamination. The accuracy of the sophisticated equipment automatically produces repeatable and verifiable coordinates, thus reducing requirements for extensive grid establishment. The GPERS is coupled with conventional radiation detectors for outdoor radiological surveys where positional accuracies of less than one meter are sufficient.

LARADS: Laser-Assisted Ranging and Data System is a radiological surveying instrument that automates the collection of indoor radiation measurement data. LARADS reduces labor costs to characterize the interior surfaces of buildings where global positioning system, or GPS, tracking is unavailable. This system integrates standard radiation monitoring equipment with a laser positioning total system to locate elevated levels of radioactive contamination. Both GPERS and LARADS databases can be overlaid on digital photographs, CAD drawings, and drawings generated by the system to visually depict the characterization data.

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

Research and Development

Subsequent to the year end, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments. The development budget for the first instrument is approximately $250,000.

Employees

As of December 31, 2007, we employed approximately 305 active full-time employees. Included in this group are approximately 149 employees at the Hanford Reservation who are covered under a collective bargaining agreement. One of our subsidiaries has a contract with the Hanford Atomic Metal Trades Council. We have a good relationship with the union. In general, we believe that our relationship with our employees is satisfactory.

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

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

For the years ended December 30, 2007 and December 31, 2006, we reported a net loss of $396,310 and net income of $512,591 respectively. As DOE closes facilities, it may mean fewer projects and samples for analytical services and environmental services.

We are substantially dependent on contracts with the U.S. Government.

Over 90% of our revenue is derived, directly or indirectly, from contracts with the federal government. The environmental group has multiple-year basic ordering agreement contracts in two areas at Los Alamos. The first is a five-year ID/IQ contract for waste management which is nearing the end of its life. With the change in management at Los Alamos, the contract may not be renewed or fully utilized as the laboratory management determines the new direction of the Los Alamos National Laboratory. The second is an environmental support contract to KSL, a prime contractor at Los Alamos, which generates approximately a base of $1.7 million per year.

Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. That contract, the ERC contract, expired on August 30, 2005. In August 2005, the DOE awarded the successor contract, the RCC to WCH. WCH pre-selected Eberline Services Hanford as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the WCH prime contract has substantial incentives for the team to complete the project in seven years

Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, many of our contracts with federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by the applicable federal agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. The inability to win new government contracts would have a material adverse effect on our business and financial condition.

Fixed-price contracts expose us to losses in the event of unanticipated cost increases.

Our laboratories conduct fixed-price sample business, which constitutes over 30% percent of our revenues. Fixed-price contracts may have unanticipated or unforeseeable cost increases, that could have a material adverse impact on our financial condition if we underbid these contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

•              underestimation of costs;

•                  problems with the appropriate choice of technologies;

•                  unforeseen costs or difficulties;

•                  delays beyond our control; and

•                  economic and other changes that may occur during the contract period.

It is possible that future federal audits performed by the Defense Contract Audit Agency (“DCAA”) on cost-plus-fixed-fee and related types of government contracts may determine that there have been overpayments to us by the government. Any related settlement of that sort may create a liability for the company. In the past, settlements had the opposite effect with the company recouping additional funds. The possibility, however, does exist for overbilling due to incorrect provisional overhead rates in a given year.

We perform services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, we were party to a subcontract agreement with Johnson Control Northern New Mexico (“JCNNM”) to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, we received notification from IAP-Northern New Mexico (“IAPNNM”), the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. The company has not received copies of the subject audit reports from neither Los Alamos audit, nor the DCAA, and is therefore unable to state whether or not it agrees with this determination. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

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

Our primary growth strategy is to acquire and operate analytical instruments businesses. Promising acquisitions are difficult to identify and complete for a number of reasons. For example:

•                  we may fail to identify suitable acquisition candidates or to acquire additional companies on favorable terms;

•                  we may fail to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

•                  we may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls; and

•                  these acquired companies may not perform as we expect.

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

Our success depends on the contributions of our key management, especially our Chief Executive Officer, Arvin Smith, and our Chairman, John Hatsopoulos. Their respective ages are 78 and 73. We expect that our future market capitalization will be in significant part dependent on the reputation of these individuals. We do not have employment contracts with either of these individuals, and we do not maintain key person insurance on any of our employees, officers, or directors. The loss of the services of either of these individuals would likely have a material adverse effect on our business and prospects.

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

We anticipate that if and when our common stock becomes publicly traded, such trading in the stocks of smaller companies like us is often thin, sporadic and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.

Trading of our common stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If and when our common stock becomes publicly traded, it will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own two properties and lease office space at four locations. Our operational headquarters is located on four acres in Albuquerque, New Mexico and consists of 14,449 square feet of combined laboratory, office and storage space and our principal executive offices are located in Waltham, Massachusetts. We also have a laboratory facility with approximately 20,000 square feet in Richmond, California. Laboratory space is leased in Exton, Pennsylvania and in Oak Ridge, Tennessee. The latter two lab facilities have approximately 39,000 and 10,000 square feet, respectively. We also lease office space in Los Alamos, New Mexico and in Richland, Washington. We also have office space in government provided facilities at Los Alamos, New Mexico and Richland, Washington. We believe that our facilities are appropriate and adequate for our current needs.

Item 3. Legal Proceedings

As of December 30, 2007, the Company was not party to any litigation or other legal activity that could have a materially adverse affect on our business, operating results or financial condition.

Item 4. Submission of matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Our common stock is not currently traded on any stock exchange or electronic quotation system.

Holders

As of March 31, 2008, the number of holders of record of our common stock was 27.

Dividends

We currently intend to retain earnings, if any, to fund the development and growth of our business and, do not anticipate paying cash dividends in the foreseeable future. See Note 8 to our consolidated financial statements for a one-time dividend that was declared in December 2007.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the company during fiscal year 2007. Also included is the consideration, if any, we received and information relating to the section of the Securities Act of 1933, as amended (the “Securities Act”), or rule of the SEC, under which exemption from registration was claimed.

Common Stock

On August 31, 2007, the company raised $718,529 in a private placement of 102,647 shares of common stock, representing 3.4% of the total shares then outstanding, at a price of $7.00 per share. Prior to this transaction, the company had 3,000,000 shares of common stock outstanding. No underwriters were involved in the foregoing sales of securities, however, in connection with such transaction, R.F Lafferty & Co., Inc. received a cash commission $31,112. All of the purchasers were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Restricted Stock Grants

On November 13, 2007, the company made restricted stock grants to its independent directors by permitting them to purchase an aggregate of 15,000 shares of common stock, representing 0.5% of the total shares then outstanding, at a price of $0.01 per share. Of those shares 25% vest on the first anniversary of the grant date and then an additional 25% on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s common stock becomes publicly-traded. Prior to this transaction, the company had 3,102,647 shares of common stock outstanding. Such transactions were exempt from registration under the Securities Act under Section 4(2), and/or Regulation D thereunder.

Stock Options

On November 13, 2007, the company granted nonqualified stock options to purchase 230,000 shares of the company’s common stock to 44 employees at a price of $7.00 per share. Those shares vest in equal installments over a period of 5 years from the date of the grant and expire in 7 years. Such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Rule 144

Pursuant to Rule 144 under the Securities Act, as recently amended, in general, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned shares of our common stock for more than six months but less than one year would be entitled to sell an unlimited number of shares. Sales under Rule 144 during this time period are still subject to the requirement that current public information is available about us for at least 90 days prior to the sale. After such person beneficially owns shares of our common stock for a period of one year or more, the person is entitled to sell an unlimited number of shares without complying with the public information requirement or any of the other provisions of Rule 144. As of March 31, 2008, a total of 102,647 shares of our common stock are eligible for resale under amended Rule 144.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements concerning our business and operations. Forward-looking statements are based on our current beliefs and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. We discuss these risks and uncertainties in this report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Hereinafter, the terms “GlenRose,” “we,” “our,” or the “company” and similar terms refer to GlenRose Instruments, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion should be read in conjunction with our consolidated financial statements and the report of Vitale, Caturano & Co., Ltd. starting on page F-1 of this report.

General Overview

The company continues to review potential opportunities in the instrument business with the intent to make acquisitions that will build a base in the instrumentation market. As of December 30, 2007, we had not identified an opportunity that meets our financial requirements for an initial acquisition. For the year ended December 30, 2007, Eberline Services and its subsidiaries comprised 100% of the company’s sales. Eberline Services primarily provides services to the federal government contracting market for nuclear and environmental services. We believe the present level of government expenditures at Hanford and Los Alamos will remain relatively stable.

Business Overview

We provide radiological characterization and analysis; hazardous, radiological, and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We provide labor-based consulting, engineering, and technical services, as well as measurement and detection services; we are not in the business of creating, treating, storing, transporting or disposing of hazardous waste. Our network of radiochemistry laboratories is an experienced provider of radiological services. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. Our laboratories are located in California, New Mexico, Tennessee, and Pennsylvania. The labs generate a small amount of waste in the analytical processes. We dispose of all waste in accordance with specific guidelines. Sample volume and lab productivity have not improved sufficiently in recent years. As a result, the labs have not been profitable. We have taken steps to improve productivity but still have substantial work to meet profit goals. While we believe we have made progress, we expect that the labs will continue to be unprofitable in 2008.

We derive the majority of our revenues directly or indirectly from contracts with the federal and state governments. Two contracts account for approximately 71% of Eberline Services’ total sales: the RCC contact in Richland, WA, and the KSL contract at Los Alamos. At the Hanford Nuclear Reservation in Richland, WA, we provide radiological support services to WCH, a prime contractor to the DOE. In Los Alamos, New Mexico, we provide technical services to KSL, a prime contractor to Los Alamos. Additionally, our laboratories derive the large majority of their revenues from the analysis of samples collected from government funded cleanup sites by the prime contractors or other subcontractors; a minor portion of our laboratory revenues is derived from other government agencies and commercial customers.

Our business base is primarily comprised of cost-plus fee contracts. Under these contracts, we recover our allowable costs plus either a fixed fee or an incentive fee. For cost-plus contracts, we recognize revenue based on the actual costs we incur, plus earned fee. We bill cost plus fixed fee (“CPFF”) contracts at approved, predetermined provisional billing rates. We adjust billing rates as needed to minimize over-billed or under-billed variances at contract closeout.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,

“Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The adoption of this pronouncement did not have a significant impact on the company.

In September 2006, the FASB issued Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever Generally Accepted Accounting Principles (“GAAP”) requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both FAS 157 and FAS 159 will be effective for the company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The company does not expect the adoption of FAS 157 and FAS 159 will have a material impact on its consolidated financial statements in 2008.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations”, replacing FASB Statement No. 141.  Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed rising from contractual contingencies as of the acquisitions date, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company expects its accounting for business combinations, if and when an acquisition occurs, will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the company January 1, 2009. Early adoption is not permitted. The company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the company and its subsidiaries Eberline Services, Eberline Services Hanford, Inc., Eberline Analytical Corporation, Benchmark Environmental Corp., and Lionville Laboratory Inc. We eliminate all significant inter-company transactions.

Fiscal Year

The company’s fiscal year end is the last Sunday of the calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end in 2006 was December 31.

Revenue Recognition

Revenue for laboratory services is recognized upon completion of the services. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized by accrual based upon actual costs incurred plus specified fees or actual time and materials as required. Calculations of allowable overhead and profit may change after audits by the DCAA for cost reimbursable type contracts.

Eberline Services is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “cost plus fixed fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are burdened with operational fringe, overhead, general and administrative expenses and fees, and are presented as unbilled contract receivables on our balance sheets.

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

Sales Concentration Risk

We derive approximately 71% of total revenues from two, cost plus fixed fee contracts at DOE sites in Hanford (Richland, WA) and Los Alamos (Los Alamos, NM). Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. That contract, the ERC Contract, expired on August 30, 2005. In August 2005, the DOE awarded the successor contract, the RCC, to Washington Closure Hanford. WCH pre-selected Eberline Services Hanford as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the WCH prime contract has substantial incentives for the team to complete the project in seven years. Eberline Services’ current contract relationship with WCH is on a year-to-year basis. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the government.

Nearly 90% of all sales, including laboratory sales, are derived from contracts with federal, state, or local government. Political forces and events can substantially affect our revenue as government agencies shift their spending priorities. The last three years have seen a reduced focus on “cleanup work” as the government has increased its attention to Homeland Security.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be capitalized at cost and tested annually for impairment. The provisions of SFAS 142 require that the company perform a two-step impairment test on goodwill. In the first step, the company compares the fair value of each reporting unit to its carrying value. Fair value is estimated using a combination of valuation techniques, including discounted cash flows, market multiple approach and precedent transaction analysis. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

In connection with the acquisition of Eberline Services on December 15, 2000, the company conducted valuations of the assets acquired in order to allocate the purchase price in accordance with SFAS No. 141 Business Combinations (“SFAS 141”). In accordance with SFAS 141, the company allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill, as no other intangible assets were identified.

Goodwill for Eberline Service in the amount of $2,740,913 (inclusive of accumulated amortization of $143,923) was not considered to be impaired on December 30, 2007 and December 31, 2006, as tested in accordance with FAS 142. Prior to the adoption of FAS142, the company amortized goodwill in accordance with GAAP.

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

Results of Operations for the Years Ended December 30, 2007 and December 31, 2006

Fiscal 2007 Compared with Fiscal 2006

The following table summarizes the results for the fiscal year 2007 as compared to the same period for 2006. Our total revenues were derived from the services business of Eberline Services and its subsidiaries.

			Dollar	Percent
	2007	2006	Change	Change

Net Revenues
Environmental Services	$25,607,385	$21,688,057	$3,919,328	18.1%
Analytical Laboratories	7,382,079	10,241,727	(2,859,648)	-27.9%
	32,989,464	31,929,784	1,059,680	3.3%
			—
Cost of sales			—
Environmental Services	22,980,191	19,601,948	3,378,243	17.2%
Analytical Laboratories	7,625,950	9,323,000	(1,697,050)	-18.2%
	30,606,141	28,924,948	1,681,193	5.8%
			—
Gross margin from operations			—
Environmental Services	2,627,194	2,086,109	541,085	25.9%
Analytical Laboratories	(243,871)	918,727	(1,162,598)	-126.5%
	2,383,323	3,004,836	(621,513)	-20.7%
			—
Total general & administrative expense	2,739,630	2,392,368	347,262	14.5%
			—
Operating income (loss)	(356,307)	612,468	(968,775)	-158.2%
			—
Other income (expense)			—
Interest income	40,619	31,708	8,911	28.1%
Interest expense	(252,716)	(297,636)	44,920	-15.1%
Miscellaneous income (expense)	11,140	13,737	(2,597)	-18.9%
Total other income (expense)	(200,957)	(252,190)	51,233	-20.3%
			—
Net income (loss) before income taxes	(557,264)	360,278	(917,542)	-254.7%
			—
Benefit for income taxes	160,954	152,313	8,641	5.7%

Net income (loss)	$(396,310)	$512,591	$(908,901)	-177.3%

Earnings per share calculations
Weighted average common shares	3,034,591	3,000,000
Basic & dilutive net earnings per share	$(0.13)	$0.17

Revenues

Revenues in 2007 were $32,989,464 as compared to $31,929,784 for the same period in 2006, an increase of $1,059,680 or 3.3%. The increase in revenues was primarily due to a contract for soil remediation using our proprietary Segmented Gate System and new contract activity at Los Alamos, as well as an increase in scope of our existing RCC contract and our existing contract with KSL. These increases were largely offset by a substantial decrease in our Analytical Laboratory business due to a decrease in sample flow from our DOE customers. Sample flow usually varies from year to year, but the sample flow during 2007 was at historically low levels.

Revenues from our Environmental Services in 2007 were $25,607,385, an increase of $3,919,328 or 18.1%, as compared to $21,688,057 in 2006. Our Environmental Services contributed 77.6% of total revenues in 2007 versus 67.9% for the same period of 2006. Revenues from our Analytical Laboratories in 2007 were $7,382,079, a decrease of $2,859,648 or 27.9%, as compared to $10,241,727 in 2006 due to a decrease in sample flow from our DOE customers.

Cost of Sales

Cost of sales in 2007 was $30,606,141, an increase of $1,681,193, as compared to $28,924,948 for the same period of 2006. Our costs of sales increased due to additional labor and subcontract costs associated with the increased work scope in the Environmental Services segment. The cost of Environmental Services sales was $22,980,191 in 2007, an increase of $3,378,243 or 17.2% as compared to $19,601,948 for the same period of 2006.

The cost of sales for our Analytical Laboratories was $7,625,950 in 2007, a decrease of $1,697,050 or 18.2% as compared to $9,323,000 for the same period of 2006. Our laboratories reduced their costs but facilities, equipment and key personnel costs could not be reduced fast enough to offset the decrease in revenues.

Gross Profit – Segment Income

Gross profit in 2007 was $2,383,323, a decrease of $621,513 or 20.7%, as compared to $3,004,836 for the same period in 2006. The gross profit margin decreased to 7.2% in 2007 from 9.4% in 2006. The decrease in the gross profit was due to the decrease in the Analytical Laboratories revenues. Although Environmental Services increased its gross profit, it was not sufficient to offset the laboratory decrease.

Gross profit or segment income for our Environmental Services was $2,627,194 in 2007, an increase of $541,085 or 25.9% as compared to $2,086,109 for the same period in 2006. Our Analytical Laboratories in 2007 reported a segment loss of $243,871 as compared to a gross profit or segment income of $918,727 for the same period in 2006.

Operating Expenses

General and administrative expenses in 2007 were $2,739,630, an increase of $347,262 or 14.5%, as compared to $2,392,368 for the same period in 2006. The general and administrative cost increase was due to an increase in our business development expenses, costs associated with audit, consulting and legal fees for the Environmental Services segment and a 50% increase in general corporate expenses including corporate legal and compliance fees.

Operating Income

We incurred an operating loss in 2007 of $356,307, as compared with an operating income of $612,468 over the same period in 2006. The operating income decrease in 2007 was primarily due to significantly lower revenue at our Analytical Laboratories and due to increased corporate expenses.

Other Income (Expense)

Other expenses in 2007 were $200,957, a decrease of $51,233 or 20.3%, as compared to $252,190 for the same period last year. Our interest expense in 2007 was $252,716, a decrease of $44,920 or 15.1%, as compared to $297,636 for the same period last year as we further reduced our debt obligations. Interest and other income in 2007 was $51,759 as compared to $45,445 for the same period last year.

Provision for Income Taxes

We recorded a tax benefit of $160,954 in 2007, as compared with a tax benefit of $152,313 for the same period in 2006. The benefit in 2007 was derived by applying our effective tax rate against our book-loss, less certain permanent non-taxable differences and adjustments in accordance with FAS 109.

Net Loss (Income)

We incurred a net loss in 2007 of $396,310, as compared with a net income of $512,591 in 2006.

Liquidity and Capital Resources

Consolidated working capital at December 30, 2007 was $2,578,668, as compared with $3,279,319 at December 31, 2006. Included in working capital were cash and cash equivalents of $1,206,722 at December 30, 2007, compared with $908,703 at December 31, 2006. The decrease in working capital was primarily due to an increase in accrued interest payable associated with our subordinated notes as it was reclassified from long-term to short-term, accrued employee related costs and cash spent to purchase equipment, offset by a decrease in income taxes payable and a decrease in accrued expenses.

Cash provided by operating activities was $88,719 in 2007, as compared with $514,728 in 2006. Our net receivables balance decreased to $2,977,812 at December 30, 2007 from $3,150,042 at December 31, 2006, resulting in an increase in cash of $172,230. Net related party receivables decreased by $553,636 due to payment received from the GlenRose Partnership. Our unbilled contract receivables increased to $952,339 in 2007 from $626,310 at December 31, 2006, resulting in a decrease in cash of $326,029. The increase in the unbilled contract receivables is primarily due to the unbilled fee on our cost-plus-fixed-fee contracts. Our prepaid expenses provided $128,147 of cash as they decreased to $301,962 at December 30, 2007 from $430,109 at December 31, 2006, due to reduction of prepaid insurance.

During 2007 our other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and accrued waste disposal, decreased to $1,693,712, compared with $1,715,929 at December 31, 2006, resulting in an decrease in cash of $22,217. In 2007 we recorded a tax refund receivable of $171,869 which represents a tax refund from taxable income paid during previous periods. The total accrued interest associated with the subordinated notes decreased to $812,883 in 2007 from $1,085,383 in 2006, resulting in a decrease in cash of $272,500, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and during 2007 we expended $314,615 for purchases of property, plant and equipment.

The company’s net financing activities provided $523,915 of cash in 2007 primarily due to funds raised in a private placement offering of common stock, a short-term demand note of $500,000 offset by principal and interest payments on our outstanding notes payables, and payments on certain capital lease obligations.

On December 17, 2007, the Company entered into a short-term Demand Promissory Note with Arvin and Wynona Smith for the principal sum of $500,000. Repayment of principal, together with accrued interest, may be made at any time without penalty. Interest on the note shall accrue from the date of issuance at the rate of seven and one quarter (7.25%) percent per annum.

In September 2005, the company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. As previously disclosed, during 2007 the company declared a one-time cash dividend of $503,841 to the GlenRose Partnership. Upon receipt of the dividend, the GlenRose Partnership remitted $503,841 to the company as full payment of the sums due for such administrative and professional services.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. However, if the sample flow in our Analytical Laboratory business continues to decline, we may be required to restructure our debt service. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2008. Beyond January 1, 2009 we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs.

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

Off Balance Sheet Arrangements

The company has no material off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Management’s Annual Report on Internal Controls over Financial Reporting.

Evaluation of disclosure controls and procedures:

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

This annual report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report on Form 10-K.

Changes in internal controls:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:

Our management, including our chief executive officer and chief financial officer, are responsible for establishing and maintaining internal controls over financial reporting for the company. Our management does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers. The address for our directors and officers is c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451.

Name	Age	Position

John N. Hatsopoulos	73	Chairman of the Board
Arvin H. Smith	78	President, Chief Executive Officer and Director
Dr. Richard Chapman	63	Executive Vice President and Chief Operating Officer
Dr. Shelton Clark	61	Vice President, Services
Anthony S. Loumidis	43	Treasurer and Chief Financial Officer
Robert Aghababian	66	Director
Barry S. Howe	52	Director
Theo Melas-Kyriazi	48	Director
William J. Zolner	64	Director

There are no family relationships among any of our directors or executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors.

John N. Hatsopoulos is our Chairman of the Board. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. He is the Chief Executive Officer of American DG Energy Inc. (OTC BB:ADGE), a publicly traded company in the cogeneration business. Mr. Hatsopoulos is Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. He is also Chairman of the Board of GlenRose Instruments Inc. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO), and the retired President and Vice Chairman of the Board of that company. He is a member of the board of directors of Antigenics Inc. (NASDAQ: AGEN), American CareSource Holdings, Inc. (AMEX: XSI), TEI Biosciences Inc., and a “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University as well as Honorary Doctorates in business administration from Boston College and Northeastern University.

Arvin H. Smith is our President and Chief Executive Officer. Mr. Smith is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Mr. Smith was the Chairman of Thermo Instrument Systems Inc., a public subsidiary of Thermo Electron Corporation which is now Thermo Fisher Scientific (NYSE:TMO), from 1997 until 2000, and was President and Chief Executive Officer of that company from 1986 until 1996. He was also an Executive Vice President and member of the operating committee of Thermo Electron. Mr. Smith joined Thermo Electron in 1970, where he held various senior management positions. Prior to joining Thermo Electron and during the early years of the space program from 1959 until 1970, he held positions at NASA headquarters in Washington, D.C, as chief of Solar and Chemical Power Systems in the office of Advanced Research & Technology and at the Jet Propulsion Laboratory. He was also employed by General Dynamics from early 1954 until 1959 as an electronic technician and test engineer in the Aircraft Nuclear Propulsion Programs and also served in the United States Navy from 1950 until 1954. Mr. Smith graduated with honors from Texas Christian University and holds Bachelor Degrees in Physics and Mathematics.

Dr. Richard Chapman is our Executive Vice President and Chief Operating Officer. Dr. Chapman is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Dr. Chapman was President, Chief Executive Officer and a Director of ThermoQuest Corporation, a subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO), from 1995 until 2000. He was also Senior Vice President of Thermo Instrument Systems, Inc. from 1995 to 2000, and served as Chairman of the Board of Thermo BioAnalysis Corporation from 1995 to 1997, and a Director of Thermo Cardio Systems, Inc., both publicly held subsidiaries of Thermo Electron. He is also a Director of OI Corporation and founder and chairman of Axxiom Inc. He holds Bachelor of Science and Master of Science degrees from the University of North Texas, and a Doctorate from Oregon State University.

Dr. Shelton Clark is our Vice President, as well as the President of the Services Group. From 1990 to 2001, he served in a number of U.S. and international management positions with Thermo Instrument Systems Inc., a public subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO). Dr. Clark received a Bachelor of Science degree from the University of North Texas and holds a Doctorate degree from the University of Texas.

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since 2005. Mr. Loumidis devotes a substantial part of his business time to the affairs of the company. Mr. Loumidis is also the Chief Financial Officer of American DG Energy Inc. (OTC BB:ADGE), a publicly traded company in the cogeneration business. He is also a Partner and President of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is an NASD registered representative, holds a Bachelor degree in Business Administration from the American College of Greece in Athens and an MBA from Northeastern University.

Robert Aghababian is a member of our Board of Directors. Mr. Aghababian is a tax attorney and former employee of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO), where he served as the Director of Tax for seventeen years. Prior to Thermo Electron he served in a similar position for Pneumo-Abex Corporation. Mr. Aghababian received a Bachelor degree in Business Administration from Northeastern University and is a graduate of Boston College Law School.

Barry S. Howe is a member of our Board of Directors. Mr. Howe is the President, CEO and a director of Electronic Sensor Technology (OTC BB:ESNR). He was a Corporate Vice President of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO), from 2002 to 2004, in charge of the Measurement & Control Sector. Mr. Howe joined Thermo Electron Corporation in 1986 as an Assistant Corporate Controller and was named President of the Thermo Separation Products subsidiary of Thermo Instrument Systems Inc. in 1989. He served as President and Chief Executive Officer of Thermo BioAnalysis from 1995 to 1998 and President and Chief Executive Officer of Thermo Spectra from 1998 to 2000, and Thermo Optek from 1999 to 2000. In 2000, he became President of the Optical Technologies Sector of Thermo Electron, a sector with 20 business units and over $600 million in revenues. Prior to joining Thermo Electron, Mr. Howe was an audit manager with Arthur Andersen & Co. from 1977 to 1985. Mr. Howe received a bachelor’s degree in business administration from Boston University.

Theo Melas-Kyriazi is a member of our Board of Directors. Mr. Melas-Kyriazi has been the Chief Financial Officer of Levitronix LLC since June 2006. He worked for Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1986 to 2004, serving in a number of management roles, including Chief Financial Officer from 1999 to 2004. Prior to joining Thermo Electron, Mr. Melas-Kyriazi was a Manager in the private investment-banking firm of Bourgeois Fils & Co., Inc., located in Exeter, New Hampshire. He is a member of the board of directors of Valeant Pharmaceuticals International (NYSE:VRX) since 2003, of Cyberkinetics Neurotechnology Systems Inc. (OTC BB: CYKN.OB) since 2004, and of Helicos BioSciences Corporation (NASDAQ: HLCS) since 2007. Mr. Melas-Kyriazi received a bachelor’s degree in economics from Harvard University, and a master’s degree in business administration from the Harvard Graduate School of Business Administration.

Dr. Willim J. Zolner is a member of our Board of Directors. He is President of Eagle Analytical Services, Ltd., a subsidiary of Professional Compounding Centers of America. From 1993 to 2003, Dr. Zolner worked in various leadership capacities for Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE:TMO). From 1997 to 2001 he was President, CEO and Director of Onix Systems Inc., a Thermo Instruments public subsidiary. Prior to 1997, he was President of Thermo Instruments Controls, a wholly owned subsidiary of Thermo Instruments and predecessor of Onix Systems Inc. Dr. Zolner worked for Thermo Electron Corporation from 1971 to 1977 in the environmental instruments division. From 1978 to 1993, he held key management position with divisions of The Bendix Corporation, Combustion Engineering, JWP Inc., and Lear Siegler Measurement Controls. Dr. Zolner received a bachelor’s degree and doctorate in chemical engineering from Northeastern University.

Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors. The elected officers of the company will hold office until the next meeting of the board of directors and until their successors are duly elected and qualified, or until their earlier resignation or removal.

Board of Directors

Our board of directors currently consists of six directors. In addition, our amended and restated by-laws will provide that the authorized number of directors may be changed only by resolution of our board of directors. Each director shall serve for a term ending on the date of the first annual meeting following the annual meeting at which such director was elected; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

Board Committees

Our board of directors has established an audit committee, established in accordance with Section 3(c)(58)(A) of the Exchange Act, and a compensation committee. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act. The members of the audit committee are Messrs. Howe and Aghababian.

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

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee. Our board of directors has determined that at least one of our audit committee members is an audit committee financial expert. That person is Barry S. Howe and is independent under NASDAQ rules.

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

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will manage for the long-term benefit of our stockholders. In that regard, we have established and adopted charters for the audit committee and compensation committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees, which are exhibits to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the company, and persons who own 10% or more of any class of equity interests in the company, to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two days of most transactions.  Officers, directors and shareholders owning more than 10% of any class of equity interests in the company are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). The officers and directors of the company, GlenRose Capital LLC and the GlenRose Partnership (each of which were direct or indirect beneficial owners of 10% or more of any class of equity interests in the company), filed a late Form 3 in calendar year 2007.

Item 11. Executive Compensation

Before we became a public company, the GlenRose Partnership made decisions on executive compensation for our executive officers. In January 2007, we established a Compensation Committee to be responsible for decisions regarding the company’s executive compensation. The company’s current compensation practices are highly unusual. As is shown in the Summary Compensation Table below, we did not pay our chief executive officer, Arvin H. Smith any compensation in the last two years and do not plan to pay him any compensation in the current year.

The company’s business is in transition from its current operations providing radiological services to a focus on the acquisition and operation of analytical instruments businesses. Until we have begun to implement our new business strategy, we expect to continue to pay modest cash compensation to our executive officers.

Once we have begun to implement our new business strategy, our Compensation Committee expects to make determinations with respect to executive compensation based on customary parameters, such as the following:

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

As is discussed under “Employee Benefit Plans,” our board of directors and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition, in 2007 the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share.

We currently have no employment or change in control agreements, but we might have such agreements in the future. The following summarizes the compensation earned during fiscal 2007 and 2006 by our chief executive officer and by other executive officers.

			Option
Name and Principal Position	Year	Salary ($)	Awards ($)(3)	All Other Compensation ($)	Total ($)

Arvin H. Smith (1)	2007	—	—	—	—
Chief Executive Officer	2006	—	—	—	—

Dr. Richard Chapman	2007	79,997	32,201	—	112,198
Executive Vice President & COO	2006	79,997	—	—	79,997

Dr. Shelton Clark	2007	119,154	53,669	—	172,823
Vice President, Services	2006	110,300	—	—	110,300

Anthony S. Loumidis (2)	2007	70,230	53,669	5,000	128,899
Chief Financial Officer & Treasurer	2006	41,213	—	—	41,213

(1)   Arvin H. Smith did not receive a salary, bonus or any other compensation in 2007, 2006 or 2005, and will not receive a salary, bonus or any other compensation in 2008.

(2)   American DG Energy Inc. pays the salary of Anthony S. Loumidis, part of which is reimbursed by the company.

(3)   The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of 5 years was estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate of 3.84% is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures of 15%. The fair value using the Black-Scholes option pricing model is $2.53 per option.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to equity awards as of December 30, 2007:

	No. of Securities	No. of Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable (1)	Price ($)	Date

Arvin H. Smith	—	—	—	—
Dr. Richard Chapman	—	15,000	$7.00	11/13/2014
Dr. Shelton Clark	—	25,000	$7.00	11/13/2014
Anthony S. Loumidis	—	25,000	$7.00	11/13/2014

(1)   Common stock options that vest in equal installments over a period of 5 years from the date of the grant and expire in 7 years.

Director Compensation

Each director who is not also one of our employees receives an annual cash compensation of $2,000, effective January 1, 2007. In addition, on November 13, 2007, each independent director received a grant of 5,000 shares of restricted common stock subject to vesting requirements. Non-employee directors also will be eligible to receive stock options under our equity incentive plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director. The following table sets forth information with respect to director compensation for the fiscal year ended December 30, 2007:

	Fees Earned or	Stock	All Other
Name	Paid in Cash ($)	Awards ($)(1)	Compensation ($)	Total ($)

John N. Hatsopoulos	—	—	—	—
Arvin H. Smith	—	—	—	—
Robert Aghababian	2,000	34,950	—	36,950
Barry S. Howe	2,000	34,950	—	36,950
Theo Melas-Kyriazi	2,000	34,950	—	36,950
William J. Zolner	—	—	—	—

(1)   Restricted stock that vests in equal installments over a period of 4 years from the first anniversary of the date of the grant, provided that none of the shares will vest until 90 days after the company’s common stock becomes publicly-traded.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or its compensation committee. None of the current members of the compensation committee of our board of directors has ever been one of our employees.

Employment contracts and termination of employment and change-in-control arrangements

None of our executive officers has an employment contract or change-in-control arrangement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The GlenRose Partnership and the holder of 3,000,000 shares of common stock of the company, dissolved effective as of December 31, 2007. Upon dissolution, the GlenRose Partnership distributed all of the common stock of the company that it owned to its partners. The partners of the Partnership included certain of the company’s officers and directors. The following table gives effect to such distribution and sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2008, for:

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

Percentage ownership calculations are based on 3,117,647 shares outstanding as of the end of the period covered under this report. Beneficial ownership is determined in accordance with Exchange Act Rule 13d-3. Except as otherwise indicated in the table below, addresses of named beneficial owners are care of GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451.

	Beneficial Ownership
	Outstanding	Right to			%
	Shares	Acquire within	Issuable	Shares	of Shares
	Beneficially	60 days after	Upon Exercise	Beneficially	Beneficially
Selling stockholder	Owned	March 31, 2008	of Options (2)	Owned	Owned

5% Stockholders:
John N. Hatsopoulos	513,954	—	—	513,954	16.49%
Arvin H. Smith	513,954	—	—	513,954	16.49%
George N. Hatsopoulos	513,954	—	—	513,954	16.49%
Phillip Frost, M.D	500,106	—	—	500,106	16.04%
Kenmare (1)	301,324	—	—	301,324	9.67%
Ralph Wanger Trust	256,977	—	—	256,977	8.24%
WHI Private Equity Managers Fund LLC	250,053	—	—	250,053	8.02%

Directors & Officers:
John N. Hatsopoulos	513,954	—	—	513,954	16.49%
Arvin H. Smith	513,954	—	—	513,954	16.49%
Dr. Richard Chapman	12,503	—	15,000	27,503	0.88%
Dr. Shelton Clark	—	—	25,000	25,000	0.80%
Anthony S. Loumidis	—	—	25,000	25,000	0.80%
Robert Aghababian	5,000	—	—	5,000	0.16%
Barry S. Howe	5,000	—	—	5,000	0.16%
Theo Melas-Kyriazi	5,000	—	—	5,000	0.16%
William J. Zolner	—	—	—	—	0.00%
All executive officers and directors as a group (9 persons)	1,055,411	—	65,000	1,120,411	35.20%

(1)   Includes 235,756 shares beneficially owned by Kenmare Fund I, L.P. and 65,568 shares beneficially owned by

Kenmare Offshore, Ltd.

(2)   Shares issuable upon exercise of options issued under our 2005 Stock Option and Incentive Plan.

Employee Benefit Plans

2005 Stock Option and Incentive Plan

The company’s 2005 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the company in September 2005. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the company and its subsidiaries. Under the Stock Plan, the company may grant options that are intended to qualify as incentive stock options (incentive stock options) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (non-statutory options), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the company. A total of 700,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

The Stock Plan is administered by the board of directors and the Compensation Committee. Subject to the provisions of the Stock Plan, the board of directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock or by any other method approved by the board of directors or Compensation Committee. Unless otherwise permitted by the company, awards are not assignable or transferable except by will or the laws of descent and distribution.

Upon the consummation of an acquisition of the business of the company, by merger or otherwise, the board of directors shall, as to outstanding awards (on the same basis or on different bases as the board of directors shall specify), make appropriate provision for the continuation of such awards by the company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the board of directors in its sole discretion) shall not materially differ from the fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the board of directors may, on the same basis or on different bases as the board of directors shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the board of directors in its sole discretion) for the shares subject to such Options over the exercise price thereof. Unless otherwise determined by the board of directors (on the same basis or on different bases as the board of directors shall specify), any repurchase rights or other rights of the company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

The board of directors may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

Option Grants

As is discussed under “Employee Benefit Plans,” our board of directors and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007 the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition in 2007 the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. The following table sets forth information with respect to our securities authorized for issuance under our 2005 Stock Option and Incentive Plan:

	No. of Securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	excluding securities reflected in
Plan Category	rights and warrants	rights and warrants	second column

Equity Compensation plans
approved by security holders (1)	245,000	$6.57	455,000
Equity Compensation plans
without approval by security holders	—	$—	—
Total	245,000	$6.57	455,000

(1)   Includes 15,000 shares of restricted common stock issued to the company’s directors at $0.01 per share and 230,000 shares of common stock issued upon exercise of stock options at an exercise price of $7.00 per share.

401(k) Plan and other benefit plans

Our retirement plan, which we refer to as the 401(k) plan, is qualified under Section 401 of the Code. Our employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. We may make matching or additional contributions to the 401(k) plan in amounts to be determined annually by us. To date, we have not made any contributions to the 401(k) plan.

We currently maintain two defined contribution 401(k) plans within Eberline Services. Additionally, employees of the Hanford division are covered by a multi-employer, defined benefit plan that is not administered by us.

Eberline Services employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to IRS annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. For the years ending December 30, 2007 and December 31, 2006, Eberline Services contributed approximately $200,768 and $195,406, respectively.

Lionville maintains a defined contribution plan that covers all eligible Lionville employees. Eligibility is tied to certain minimum compensation levels, an age requirement (21 years of age), and a minimum service requirement. The plan is funded by elective employee salary deferrals and employer contributions. For the years ending December 30, 2007 and December 31, 2006, employer contribution expenses were $31,976 and $36,925, respectively.

Employees of Eberline Services Hanford are eligible to participate in a multi-employer defined benefit plan (the “Plan”). The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government directly reimburses all pension costs. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford site. For the year ending December 30, 2007, the expense was $470,219. Additionally, Eberline Services Hanford employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ending December 30, 2007, and December 31, 2006, employer contributions were $373,490 and $330,090, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

On September 27, 2004, we issued promissory notes to Mr. Arvin H. Smith, our Chief Executive Officer, for $1,000,000, and to Mr. John N. Hatsopoulos, our Chairman of the board of directors, for $1,000,000. The GlenRose Partnership formerly owned all of our outstanding common stock before distributing it to its partners in December 2007. The proceeds of those notes along with additional cash from operations were used to repay our bank debt in full. Those notes were replaced on January 1, 2005 with promissory notes of an equal amount that carry an interest rate of Bank Prime Rate plus one percent (1%) per annum. Principal of $62,500 plus accrued interest is due each quarter, payable over a four-year period starting March 31, 2005. On December 31, 2006, both holders of the notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two senior notes was extended to 2011.

On January 26, 2001, the GlenRose Partnership acquired Lionville and in connection with this transaction the company issued to four of the general partners of the GlenRose Partnership senior promissory notes in the principal amount of $500,000 bearing interest at 12.5% per annum. On October 1, 2006, the company with the consent of the note holders amended and restated the original notes by adjusting the interest rate as follows: 12.5% per annum form January 12, 2001 to December 31, 2003, 10.59% per annum from January 1, 2004 to December 31, 2005 and 8.5% per annum from January 1, 2006 until the Notes are paid in full. These notes are due on December 31, 2011 and are subordinated to the notes issued to Mr. John Hatsopoulos and Mr. Arvin Smith until December 31, 2008 after which such date they become pari passu.

On December 17, 2007, the company entered into a short-term demand promissory note with Arvin and Wynona Smith for the principal sum of $500,000. Repayment of principal, together with accrued interest, may be made at any time without penalty. Interest on the note shall accrue from the date of issuance at the rate of seven and one quarter (7.25%) percent per annum. In the event that any amount payable under the note is not paid in full when due, the company shall pay, on demand, interest on such unpaid amount at the rate of twelve (12%) percent per annum.

Eberline Services performs certain administrative and professional services on behalf of GlenRose Partnership. GlenRose Partnership is responsible for paying Eberline Services for the expenses incurred for these services. In September 2005, the company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. In December 2007, the company declared a one-time cash dividend of $503,841 to the GlenRose Partnership. Upon receipt of the dividend, the GlenRose Partnership remitted $503,841 to the company as full payment of the sums due for such administrative and professional services.

On January 26, 2001, the GlenRose Partnership acquired Lionville and in connection with this transaction the Partnership intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205, leaving a balance due of $49,795. In July 2007, the GlenRose Partnership paid the remaining balance due to Lionville.

Director Independence

The company requires a majority of its board of directors to be “independent” as defined by Item 407 (a) of Regulation S-K under the Securities Act, including, in the judgment of the board of directors, the requirement that such directors have no material relationship with the company. The board of directors has determined that Messrs. Aghababian, Howe, Melas-Kyriazi and Zolner are “independent” in accordance with Item 407 (a) of Regulation S-K under the Securities Act. Each of these directors has no relationship with the company, other than any relationship that is categorically not material under the company’s guidelines and other than compensation for services as a director as disclosed in this annual report.

Item 14.  Principal Accountant Fees and Services

The following table summarizes fees billed to the company by Vitale, Caturano & Co., Ltd for professional services rendered for the period ended December 30, 2007:

	2007	2006
Audit fees	$125,404	$83,258
Audit-related fees	9,213	9,533
Tax fees	—	—
Other fees	—	—
	$134,617	$92,791

Audit Fees. The audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services rendered by the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

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

Audit Committee Approval of Fees

Our Audit Committee approved all audit related fees, tax fees and all other fees listed above provided by Vitale, Caturano & Co., Ltd to us during the year ended December 30, 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 30, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2007 and December 31, 2006

Consolidated Statements of Cash Flows for the years ended December 30, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)           Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

10.1*	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005

10.2*	Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005

10.3*	GlenRose Instruments Inc. 2005 Stock Option and Incentive Plan

10.4*	Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004

10.5*	Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000

10.6*	Subcontract No. 03-PS-013 to Prime Contract Number 4734-001-03-C2 between KSL Services JV and Eberline Services Inc. dated November 23, 2003

10.7*	Agreement between the Regents of the University of California (Los Alamos National Laboratory) and Eberline Services Inc. dated July 26, 2002

10.8*	Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc.

10.9#	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of December 17, 2007

14.1*	Code of Business Conduct and Ethics

16.1*	Letter on change in certifying accountant

21.1*	List of subsidiaries

23.1#	Consent of Vitale, Caturano & Co., Ltd.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer

32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*  Incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006.

#   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN N. HATSOPOULOS	Chairman of the Board	March 31, 2008
John N. Hatsopoulos

/s/ ARVIN H. SMITH	Chief Executive Officer	March 31, 2008
Arvin H. Smith

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer	March 31, 2008
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ ROBERT AGHABABIAN	Director	March 31, 2008
Robert Aghababian

/s/ BARRY S. HOWE	Director	March 31, 2008
Barry S. Howe

/s/ THEO MELAS-KYRIAZI	Director	March 31, 2008
Theo Melas-Kyriazi

/s/ WILLIAM J. ZOLNER	Director	March 31, 2008
William J. Zolner

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GlenRose Instruments, Inc.

We have audited the accompanying consolidated balance sheets of GlenRose Instruments, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlenRose Instruments, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ VITALE, CATURANO & CO., LTD.

Boston, Massachusetts
March 31, 2008

GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006

ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,206,722	$908,703
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF $ 31,797 AND $62,835 FOR 2007 AND 2006, RESPECTIVELY)	2,977,812	3,150,042
UNBILLED CONTRACT RECEIVABLES	952,339	626,310
INVENTORY	231,064	115,559
PREPAID EXPENSES	301,962	430,109
DUE FROM RELATED PARTIES	—	553,636
OTHER RECEIVABLES	16,177	8,540
INCOME TAX RECEIVABLE	171,869	—
DEFERRED TAX ASSET	519,806	606,726
TOTAL CURRENT ASSETS	6,377,751	6,399,625

PROPERTY, PLANT AND EQUIPMENT, NET	2,386,679	2,583,424

OTHER ASSETS
RESTRICTED CASH	425,424	433,821
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,166,337	3,174,734

TOTAL ASSETS	$11,930,767	$12,157,783

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$803,220	$799,283
ACCRUED EXPENSES	146,207	173,708
ACCRUED EMPLOYEE-RELATED COSTS	1,525,624	1,336,050
NOTES PAYABLE, RELATED PARTY	500,000	—
CURRENT PORTION DUE TO RELATED PARTY, SENIOR NOTES	—	125,000
ACCRUED INTEREST	812,883	472,000
CAPITAL LEASE OBLIGATIONS	9,268	34,645
INCOME TAXES PAYABLE	1,881	179,620
TOTAL CURRENT LIABILITIES	3,799,083	3,120,306

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	875,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	2,000,000	2,000,000
ACCRUED INTEREST ON SUBORDINATED NOTES	—	613,383
CAPITAL LEASE OBLIGATIONS	16,490	25,924
DEFERRED TAX LIABILITY	219,110	321,074
OTHER LONG-TERM LIABILITIES	20,000	26,551

TOTAL LIABILITIES	6,929,683	6,982,238

STOCKHOLDERS’ EQUITY
COMMON STOCK (PAR VALUE $0.01, 10,000,000 SHARES AUTHORIZED; 3,117,647 AND 3,000,000 SHARES ISSUED AND OUTSTANDING AT DECEMBER 30, 2007 AND DECEMBER 31, 2006, RESPECTIVELY)	31,176	30,000
PAID-IN CAPITAL	7,494,514	6,770,000
ACCUMULATED DEFICIT	(2,524,606)	(1,624,455)
TOTAL STOCKHOLDERS’ EQUITY	5,001,084	5,175,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,930,767	$12,157,783

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006

CONTRACT REVENUES	$32,989,464	$31,929,784

COST OF SALES	30,606,141	28,924,948

GROSS MARGIN FROM OPERATIONS	2,383,323	3,004,836

GENERAL AND ADMINISTRATIVE EXPENSES	2,739,630	2,392,368

OPERATING INCOME / (LOSS)	(356,307)	612,468

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	51,759	45,445
INTEREST EXPENSE	(252,716)	(297,636)
TOTAL OTHER INCOME (EXPENSE)	(200,957)	(252,190)

INCOME/(LOSS) BEFORE INCOME TAXES	(557,264)	360,278

BENEFIT FOR INCOME TAXES	160,954	152,313

NET INCOME/ (LOSS)	$(396,310)	$512,591

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,034,591	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.13)	$0.17

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 30, 2007 AND DECEMBER 31, 2006

	COMMON STOCK		ADDITIONAL		TOTAL
	NUMBER		PAID IN	ACCUMULATED	STOCKHOLDERS’
	OF SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

BALANCE, DECEMBER 31, 2005	3,000,000	$30,000	$6,770,000	$(2,137,046)	$4,662,954

NET INCOME	—	—	—	512,591	512,591

BALANCE, DECEMBER 31, 2006	3,000,000	30,000	6,770,000	(1,624,455)	5,175,545

SALE OF COMMON STOCK, NET OF COSTS OF $31,112	102,647	1,026	686,391	—	687,417

ISSUANCE OF RESTRICTED STOCK	15,000	150	—	—	150

STOCK-BASED COMPENSATION EXPENSE	—	—	38,123	—	38,123

DIVIDENDS PAID	—	—	—	(503,841)	(503,841)

NET INCOME / (LOSS)	—	—	—	(396,310)	(396,310)

BALANCE, DECEMBER 30, 2007	3,117,647	$31,176	$7,494,514	$(2,524,606)	$5,001,084

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING DECEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006

CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(396,310)	$512,591

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	511,360	569,252
PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES	(15,044)	(318,812)
STOCK-BASED COMPENSATION EXPENSE	38,123	—
CHANGES IN OPERATING ASSETS AND LIABILITIES
RESTRICTED CASH	8,397	(12,993)
(INCREASE) / DECREASE - ACCOUNTS RECEIVABLE	172,230	169,127
(INCREASE) / DECREASE - OTHER RECEIVABLES	(7,637)	(8,540)
(INCREASE) / DECREASE - DUE FROM RELATED PARTY	553,636	—
(INCREASE) / DECREASE - UNBILLED CONTRACT RECEIVABLES	(326,029)	(245,690)
(INCREASE) / DECREASE - PREPAID EXPENSES	128,147	(264,753)
(INCREASE) / DECREASE - INVENTORY	(115,505)	5,594
(INCREASE) / DECREASE - INCOME TAX RECEIVABLE	(171,869)	—
INCREASE / (DECREASE) - ACCOUNTS PAYABLE	3,937	(110,780)
INCREASE / (DECREASE) - ACCRUED INTEREST	(272,500)	170,000
INCREASE / (DECREASE) - OTHER ACCRUED LIABILITIES	(22,217)	49,732
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,719	514,728

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(314,615)	(149,860)
NET CASH USED IN INVESTING ACTIVITIES	(314,615)	(149,860)

FINANCING ACTIVITIES
PROCEEDS FROM SALE OF STOCK	687,567	—
PROCEEDS FROM ISSUANCE OF NOTE	500,000	—
PAYMENTS ON RELATED PARTY SENIOR NOTES	(125,000)	(500,000)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(34,811)	(38,915)
PAYMENTS OF CASH DIVIDENDS	(503,841)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	523,915	(538,915)

NET CASH INCREASE / (DECREASE) FOR YEAR	298,019	(174,047)

CASH AT BEGINNING OF YEAR	908,703	1,082,750
CASH AT END OF YEAR	$1,206,722	$908,703

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$525,216	$127,636
CASH PAID FOR INCOME TAXES	132,725	362,338
ACQUISITION OF PROPERTY AND EQUIPMENT WITH CAPITAL LEASE	$—	$89,700

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements for 2007 and 2006

Note 1 - Organization and significant Accounting Policies

Organization

GlenRose Instruments Inc., (“GlenRose Instruments”, “GlenRose”, the “company”, or “we”) was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“Eberline Services” or “ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the company, and the company owns all of the outstanding stock of its subsidiary, ESI. On August 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00. On December 31, 2007 the GlenRose Partnership and its general partner dissolved the partnership and distributed the 3,000,000 shares of common stock of GlenRose Instruments to its limited partners in accordance with the GlenRose Partnership plan of liquidation and distribution. As of December 30, 2007, Eberline Services and its subsidiaries collectively constituted all of the revenues of the company. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. (“ESHI”), Eberline Analytical Corporation (“EAC”), Benchmark Environmental Corp., and Lionville Laboratory Inc. (“Lionville”).

GlenRose Instruments, a Delaware corporation, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end in 2006 was December 31.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues in 2007 and 2006. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 65% and 60% of revenue and 46% and 45% of trade accounts receivable for the years ending December 30, 2007 and December 31, 2006, respectively, and the other customer represented approximately 10% and 7% of revenue and 16% and 6% of trade accounts receivable for the years ending December 30, 2007 and December 31, 2006, respectively.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 142-”Goodwill and Other Intangibles” as of December 30, 2007 and December 31, 2006 respectively and was not considered to be impaired.

Revenue Recognition

Revenue for lab services, which are generally short-term, is recognized upon completion of the services. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency (“DCAA”) or Los Alamos National Labs (“Los Alamos”) Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2004 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed before either 2004 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico (“JCNNM”) to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico (“IAPNNM”), the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period.

The company has not received copies of the subject audit reports from neither Los Alamos audit, nor the DCAA, and is therefore unable to state whether or not it agrees with this determination. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

The company is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are allocated with operational fringe, overhead, general and administrative expenses and fees, and are presented as Unbilled Contract Receivables on the Balance Sheet.

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

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis, and include allocations of overhead and labor. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 30, 2007 and December 31, 2006, there were no reserves or write-downs recorded against inventory.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the company beginning in fiscal year 2007. The adoption of this pronouncement did not have a material impact on the company.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period.

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123(R), which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95 Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

During the year ending December 30, 2007 the company recognized employee non-cash compensation expense of $38,123 related to the issuance of restricted stock and stock options. At December 30, 2007 there were 15,000 unvested shares of restricted stock outstanding. The total compensation cost related to stock options and restricted stock awards not yet recognized is $560,479. The cost is expected to be recognized over a weighted average period of 2.02 years.

The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated forfeiture rate of 15% during 2007, in determining the expense recorded in the accompanying consolidated statement of income. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2007 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

See Note 6 for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the year ending December 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both FAS 157 and FAS 159 will be effective for the company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The company does not expect the adoption of FAS 157 and FAS 159 will have a material impact on its consolidated financial statements in 2008.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations”, replacing FASB Statement No. 141.  Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed rising from contractual contingencies as of the acquisitions date, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date.  Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company expects its accounting for business combinations, if and when an acquisition occurs, will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the company January 1, 2009. Early adoption is not permitted. The company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial statements.

Note 2 - Property and Equipment

Property, plant and equipment consist of the following:

	December 30, 2007	December 31, 2006
Land	$775,514	$775,514
Buildings and Improvements	2,003,835	1,963,968
Machinery and Equipment	5,003,858	4,729,110
Assets Under Capital Lease	89,700	89,700
Leasehold Improvements	58,280	58,280
	7,931,187	7,616,572
Less: Accumulated Depreciation	(5,544,508)	(5,033,148)
Net Property, Plant and Equipment	$2,386,679	$2,583,424

Depreciation expense for the years ending December 30, 2007 and December 31, 2006 was $511,360 and $569,252, respectively.

Note 3 - Debt

Debt consists of the following:

	December 30, 2007	December 31, 2006

Due to related parties, Senior Notes (1)	$875,000	$1,000,000
Due to related parties, Subordinated Notes (2)	2,000,000	2,000,000
Demand Note	500,000	—
Total Debt	3,375,000	3,000,000
Less: Current Portion of Long-Term Debt	(500,000)	(125,000)
Total Long-Term Debt	$2,875,000	$2,875,000

(1)          Two notes in the principal amount of $1,000,000 each, due at December 31, 2011, earning interest at WSJ Prime +1% per annum. The balance of principal payments will commence on March 31, 2009.

(2)          Four notes in the principal amount of $500,000 each, due December 31, 2011, earning interest at 8.5% per annum.

In 2006, the company restructured the terms of the related-party debt retroactively to January 1, 2004. Repayment terms were extended, as was the payment of interest. Additionally, the four subordinated notes were structured such that repayment of the accrued interest would begin in 2007. On December 31, 2006 both holders of the senior notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the originally due notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two senior notes was extended to 2011. The restructure did not result in a change in interest expense for prior years, or total amount due. For presentation purposes, long-term debt is presented in accordance with the revised note terms retroactively.

Future debt payments, including accrued interest, as restructured are as follows:

	Principal	Principal
Fiscal	Senior	Subordinated	Demand	Accrued
Year End	Debt	Debt	Note (1)	Interest	Total

2008	$—	$—	$500,000	$812,883	$1,312,883
2009	300,000	666,667	—	—	966,667
2010	300,000	666,667	—	—	966,667
2011	275,000	666,666	—	—	941,666
	$875,000	$2,000,000	$500,000	$812,883	$4,187,883

(1)          On December 17, 2007, the company entered into a short-term demand promissory note with Arvin and Wynona Smith for the principal sum of $500,000. Repayment of principal, together with accrued interest, may be made at any time without penalty. Interest on the note shall accrue from the date of issuance at the rate of seven and one quarter (7.25%) percent per annum. In the event that any amount payable under the note is not paid in full when due, the company shall pay, on demand, interest on such unpaid amount at the rate of twelve (12%) percent per annum.

Note 4 - Commitments

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at December 30, 2007 are as follows:

Summary of Lease Obligations:

	2008	2009	Totals

Facilities	$80,547	$16,800	$97,347
Equipment	75,957	75,957	151,914
	$156,504	$92,757	$249,261

Annual rent expense for the years ending December 30, 2007 and December 31, 2006 was $440,743 and $411,961, respectively. At year-ending December 30, 2007, the company had not renewed the lease at the Lionville facility. The company was operating on a month-to-month arrangement.

Note 5 - Capital Leases

In 2006, the company leased lab equipment under a capital lease agreement. The economic substance of the lease is that the company is financing the acquisition of the assets through the lease, and, accordingly, it is recorded in the company’s assets and liabilities. The lease term is for three more years, with the company owning the equipment at completion of the lease. The assets are amortized over their normal useful lives.

Assets under capital lease at year ending December 30, 2007:

	December 2007	December 2006
Equipment	$89,700	$89,700
Less: Accumulated Depreciation	(18,110)	(4,052)
Net Assets Under Capital Lease	$71,590	$85,648

During the year ended December 30, 2007 the company paid a total of $34,811 in principal payments towards capital leases. The following is a schedule of future payments by years required under the lease(s) together with their present values:

Payments
2008	$11,400
2009	11,400
2010	6,650
Total Lease Payments	29,450
Less: Amount representing interest	(3,692)
Present value of minimum lease payments	$25,758

Note 6 – Stockholders’ Equity

Common Stock

On August 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00 resulting in proceeds net of costs to the company of $687,417.

Stock Based Compensation

In September 2005, the company adopted a Stock Option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors, and consultants of the company.

The maximum number of shares of stock allowable for issuance under the Plan is 700,000 shares of common stock, including 15,000 restricted shares as of December 31, 2007. Stock options granted under the plan are exercisable within a seven-year period from the date of grant and vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Plan was 455,000 at December 30, 2007.

The determination of the fair value of share-based payment awards is affected by our stock price. We do not have a history of market prices of our common stock as we are not yet a publicly-traded company. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.

At December 30, 2007 there were 15,000 unvested shares of restricted stock outstanding. In 2007 the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of 5 years was estimated using the simplified method for “plain vanilla” options as permitted by SAB 107. The risk-free interest rate of 3.84% is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures of 15%. The fair value using the Black-Scholes option pricing model is $2.53 per option.

Stock option activity for the year ending December 30, 2007 was as follows:

		Exercise	Weighted	Weighted
	Number	Price	Average	Average	Aggregate
	Of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 31, 2006	—	—	—	—	—
Granted	230,000	$7.00	$7.00
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, December 31, 2007	230,000	$7.00	$7.00	6.87 years	$—
Vested & Exercisable, December 31, 2007	—

In 2007, the company made restricted stock grants to 3 of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares have a vesting schedule of 25% of the shares on the first anniversary of the grant date, and then an additional 25% on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s Initial Listing. All of the shares become vested shares upon a change in control prior to a termination event.

Restricted stock activity for the year ending December 30, 2007 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value
Unvested, December 31, 2006	—	—
Granted	15,000	$7.00
Vested	—	—
Forfeited	—	—
Unvested, December 30, 2007	15,000	$7.00

Note 7 - Benefit Plans

The company currently maintains two defined contribution “401(k)” plans. Additionally, employees of Eberline Services Hanford are covered by a multi-employer, defined benefit plan that is not administered by the company.

Eberline Services employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to IRS annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. For the years ending December 30, 2007 and December 31, 2006, Eberline Services contributed approximately $200,768 and $195,406, respectively.

Lionville maintains a defined contribution plan that covers all eligible Lionville employees. Eligibility is tied to certain minimum compensation levels, an age requirement (21 years of age), and a minimum service requirement. The plan is funded by elective employee salary deferrals and employer contributions. For the years ending December 30, 2007 and December 31, 2006 employer contribution expenses were $31,976 and $36,925, respectively.

Employees of Eberline Services Hanford are eligible to participate in a multi-employer defined benefit plan (the “Plan”). The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government directly reimburses all pension costs. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford site. For the year ending December 30, 2007, the expense was $470,219. Additionally, Eberline Services Hanford employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ending December 30, 2007, and December 31, 2006, employer contributions were $373,490 and $330,090, respectively.

Note 8 - Related Party Transactions

The company performs administrative services for the benefit of the GlenRose Partnership. The company invoices the GlenRose Partnership for such services (including fringe benefits and general and administrative) at actual cost. For the years ending December 30, 2007 and December 31, 2006, the company did not provide any services on behalf of the Partnership.

Amounts due from GlenRose Partnership:

	December 30, 2007	December 31, 2006

Eberline Services	$—	$503,841
Lionville Labs	—	49,795
	$—	$553,636

In September 2005, the company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. As previously disclosed, in 2007, the company declared a one-time cash dividend of $503,841 to the GlenRose Partnership. Upon receipt of the dividend, the GlenRose Partnership remitted $503,841 to the company as full payment of the sums due for such administrative and professional services. The Lionville balance is related to the original investment of the partners. The GlenRose Partnership intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205. In July 2007 the GlenRose Partnership paid the remaining balance due to Lionville.

Note 9 - Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of December 30, 2007 and December 31, 2006. The following reconciles amounts reported in the financial statements:

	2007	2006
Earnings Per Share
Income (Loss) available to stockholders	$(396,310)	$512,591

Weighted average shares outstanding - Basic	3,034,591	3,000,000
Basic Earnings (Loss) per Share	$(0.13)	$0.17

Assumed exercise of dilutive stock options and warrants	—	—
Weighted average shares outstanding - Diluted	3,034,591	3,000,000
Diluted Earnings (Loss) per Share	$(0.13)	$0.17

Anti-Dilutive Restricted Stock	15,000	—
Anti-Dilutive Stock Options	—	—

Note 10 - Income Taxes

Components of the provision for income taxes for the years ending December 30, 2007 and December 31, 2006 are as follows:

Provision (benefit) for Income Taxes	December 30, 2007	December 31, 2006
Current Taxes:
Federal	$(145,910)	$156,423
State	—	23,197
Total Current Taxes	(145,910)	179,620

Deferred Taxes:
Federal	(13,101)	(289,066)
State	(1,943)	(42,867)
Total Deferred Taxes	(15,044)	(331,933)
Total Income Taxes	$(160,954)	$(152,313)

The income tax expense for the years ending December 30, 2007 and December 31, 2006 varied from the amount computed by applying the federal statutory income tax rate to income (loss) before taxes.

Reconciliation between the federal statutory taxes and effective taxes follows:

Reconciliation between federal statutory taxes and effective taxes	December 30, 2007	December 31, 2006
Federal taxes at the statutory rate applied to Income (Loss) Before Taxes	$(189,470)	$130,996
Add (Deduct):
State Income Tax Expense (Benefit) Net of Federal Benefit	(16,080)	12,206
Stock-Based Compensation	12,962	—
Adjustment to Valuation Allowance	—	(361,757)
Other Accruals and Adjustments	31,634	66,242
Total Income Tax Expense (Benefit)	$(160,954)	$(152,313)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred taxes at December 30, 2007 and December 31, 2006, are as follows:

Deferred Taxes	December 30, 2007	December 31, 2006
Deferred Tax Liabilities
Depreciable Assets	$(358,148)	$(477,592)
Deferred Tax Assets
Intangible Assets	129,365	145,369
Accrued Liabilities	245,885	214,461
Accrued Interest	283,594	403,414
NOL Carryforwards	478,366	478,366
Valuation Allowance	(478,366)	(478,366)
	658,844	763,244
Net Deferred Taxes	$300,696	$285,652

The company recorded a tax benefit of $160,954 in 2007 compared to $152,313 in 2006. As of December 30, 2007, the company had a deferred tax asset balance of $478,366 related to the net operating losses of the company’s Lionville subsidiary. These losses are subject to separate return limitation year (“SRLY”) treatment and may only be utilized against income from Lionville. As of December 30, 2007, the company believes that it is more likely than not that it will not realize the balance of these assets, and has therefore reduced the deferred tax asset by a valuation allowance in the amount of $478,366. Other significant components of the SFAS 109 “Accounting for Income Taxes” calculation include deferred tax assets associated with book-tax differences on the impaired Lionville goodwill and depreciable equipment, permanent purchase accounting adjustments, accrued payroll liabilities, and non-deductible interest associated with the subordinated note agreements at Lionville. For the year ending December 30, 2007, income taxes as computed in accordance with SFAS 109 resulted in a tax benefit of $160,954. As of December 30, 2007 the company had net operating losses carryforwards of $1,287,039 associated with Lionville which will expire by December 2016. In previous years the company had recorded a valuation allowance against certain deferred tax assets. The valuation allowance was reversed in 2006 based on the profitability and forecasted earnings of the company.

In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”).  This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the company has adopted the provisions of FIN 48. No adjustment was required to retained earnings as a result of the adoption of this standard. As of December 30, 2007, the company had no accrued liability for unrecognized tax benefits related to various federal and state income tax matters. The company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The company recognizes interest and penalties relating to uncategorized tax benefits in operating expenses.

Note 11 - Segment Data

The company’s executive officers include Arvin Smith, Dr. Richard Chapman, and Dr. Shelton Clark.  Collectively, they are the Chief Operating Decision Maker (“CODM”) as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The office of the CODM is responsible for assessing the performance of each segment, as well as the allocation of company resources. Other than general and administrative services incurred at GlenRose, ESI currently constitutes 100% of the activity of the company. Costs incurred by GlenRose are aggregated and reported separately from the Eberline Services activity.

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting & finance, and human resource personnel that support the entire business. The Environmental Services provide engineering and technical support to Los Alamos, the DOE’s Hanford Site, as well as other government and commercial agencies. The Analytical Laboratories consist of four separate labs serving a wide variety of federal, state and local governments. The labs are located in Richmond, CA, Albuquerque, NM, Oak Ridge, TN, and Exton, PA. A dedicated lab manger is responsible for the operation of each lab. Management monitors the performance of each lab separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

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

Segment data for the periods ending December 30, 2007 and December 31, 2006 are included below:

	2007	2006
Revenues
Environmental Services	$25,607,385	$21,688,057
Analytical Laboratories	7,382,079	10,241,727
Instruments	—	—
	32,989,464	31,929,784
Cost of Sales
Environmental Services	22,980,191	19,601,948
Analytical Laboratories	7,625,950	9,323,000
Instruments	—	—
	30,606,141	28,924,948
Gross Profit
Environmental Services	2,627,194	2,086,109
Analytical Laboratories	(243,871)	918,727
Instruments	—	—
	2,383,323	3,004,836
Operating Income (Loss)
Environmental Services	1,555,443	1,330,519
Analytical Laboratories	(1,323,800)	(334,326)
Corporate & Instruments	(587,951)	(383,725)
	(356,307)	612,468
Supplemental Disclosure
Depreciation Expense
Environmental Services	217,771	214,796
Analytical Laboratories	293,589	354,456
Instruments	—	—
	511,360	569,252
Capital Expenditures
Environmental Services	162,758	66,179
Analytical Laboratories	151,857	173,381
Instruments	—	—
	314,615	239,560
Net Fixed Assets
Environmental Services	566,949	628,685
Analytical Laboratories	1,819,730	1,954,739
Instruments	—	—
	$2,386,679	$2,583,424