Form 10-K/A
period 2007-12-31
GlenRose Instruments Inc.
filed 2008-04-18
CIK 1340095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

GlenRose Instruments Inc. (the “company”, “we”, “our” or “us”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K, initially filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”), to: (i) amend and restate in its entirety Item 9A(T) of Part II of the Original Filing, entitled “Controls and Procedures”, to read as set forth below; and (ii) refile the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which inadvertently omitted certain required information not previously required to be contained in the Section 302 Certifications. No other changes are being made to the Original Filing.

PART II

Item 9A(T).  Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”), and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting :

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 30, 2007.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(b)	Exhibits:

	Exhibit No.	Description

	3.1*	Certificate of Incorporation

	3.2*	By-laws

	10.1*	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005

	10.2*	Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005

	10.3*	GlenRose Instruments Inc. 2005 Stock Option and Incentive Plan

	10.4*	Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004

	10.5*	Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000

	10.6*	Subcontract No. 03-PS-013 to Prime Contract Number 4734-001-03-C2 between KSL Services JV and Eberline Services Inc. dated November 23, 2003

	10.7*	Agreement between the Regents of the University of California (Los Alamos National Laboratory) and Eberline Services Inc. dated July 26, 2002

	10.8*	Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc.

	10.9**	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of December 17, 2007

	14.1*	Code of Business Conduct and Ethics

	16.1*	Letter on change in certifying accountant

	21.1*	List of subsidiaries

	23.1**	Consent of Vitale, Caturano & Co., Ltd

	31.1#	Rule 13a-14(a) Certification of Chief Executive Officer

	31.2#	Rule 13a-14(a) Certification of Chief Financial Officer

	32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*   Incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006.

**  Incorporated by reference from the registrant’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2008.

#   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Waltham, Commonwealth of Massachusetts, on April 18, 2008.

GLENROSE INSTRUMENTS INC.
(Registrant)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)