Form 10-Q
period 2008-03-30
GlenRose Instruments Inc.
filed 2008-05-12
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 30, 2008

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number: 000-51645

GLENROSE INSTRUMENTS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3521719
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No)

GlenRose Instruments Inc.
45 First Avenue
Waltham, MA 02451
(Address of Principal Executive Offices) (Zip Code)

(781) 622-1120
(Registrant’s Telephone Number, including Area Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non -accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐ No ☒

Number of registrant’s common stock, $0.01 per share, outstanding as of March 30, 2008: 3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 30, 2008

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 30, 2008 and December 30, 2007

	MARCH 30,	DECEMBER 30,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,166,199	$1,206,722
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF $31,797 AND $31,797 FOR 2008 AND 2007, RESPECTIVELY)	2,774,171	2,977,812
UNBILLED CONTRACT RECEIVABLES	978,116	952,339
INVENTORY	231,064	231,064
PREPAID EXPENSES	306,670	301,962
OTHER RECEIVABLES	33,354	16,177
INCOME TAX RECEIVABLE	171,869	171,869
DEFERRED TAX ASSET	519,906	519,806
TOTAL CURRENT ASSETS	6,181,349	6,377,751

PROPERTY, PLANT AND EQUIPMENT, NET	2,329,475	2,386,679

OTHER ASSETS
RESTRICTED CASH	425,424	425,424
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,166,337	3,166,337
TOTAL ASSETS	$11,677,161	$11,930,767

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of March 30, 2008 and December 30, 2007

	MARCH 30,	DECEMBER 30,
	2008	2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$1,016,329	$803,220
ACCRUED EXPENSES	181,364	146,207
ACCRUED EMPLOYEE-RELATED COSTS	1,675,667	1,525,624
NOTES PAYABLE, RELATED PARTY	500,000	500,000
CURRENT PORTION OR LONG-TERM DEBT	241,667	-
ACCRUED INTEREST	455,883	812,883
CAPITAL LEASE OBLIGATIONS	9,268	9,268
INCOME TAXES PAYABLE	2,214	1,881
TOTAL CURRENT LIABILITIES	4,082,392	3,799,083

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	800,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES	1,833,333	2,000,000
CAPITAL LEASE OBLIGATIONS	14,209	16,490
DEFERRED TAX LIABILITY	219,110	219,110
OTHER LONG-TERM LIABILITIES	54,033	20,000

TOTAL LIABILITIES	7,003,077	6,929,683

STOCKHOLDERS' EQUITY
COMMON STOCK (PAR VALUE $0.01, 10,000,000 SHARES AUTHORIZED; 3,117,647 AND 3,117,647 SHARES ISSUED AND OUTSTANDING AT MARCH 30, 2008 AND DECEMBER 30, 2007, RESPECTIVELY)	31,176	31,176
PAID-IN CAPITAL	7,564,536	7,494,514
ACCUMULATED DEFICIT	(2,921,628)	(2,524,606)
TOTAL STOCKHOLDERS' EQUITY	4,674,084	5,001,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,677,161	$11,930,767

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 30, 2008 and April 1, 2007

	THREE MONTHS ENDED
	MARCH 30,	APRIL 1,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

CONTRACT REVENUES	$8,265,250	$7,872,202

COST OF SALES	7,902,811	7,314,952

GROSS MARGIN FROM OPERATIONS	362,439	557,251

GENERAL AND ADMINISTRATIVE EXPENSES	674,614	699,492

OPERATING LOSS	(312,175)	(142,241)

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	5,826	12,933
INTEREST EXPENSE	(90,673)	(66,413)
TOTAL OTHER INCOME (EXPENSE)	(84,847)	(53,480)
INCOME/(LOSS) BEFORE INCOME TAXES	(397,022)	(195,721)

BENEFIT FOR INCOME TAXES	-	72,730

NET INCOME/ (LOSS)	$(397,022)	$(122,992)

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,102,647	3,000,000
BASIC AND DILUTIVE NET EARNINGS
(LOSS) PER SHARE	$(0.13)	$(0.04)

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 30, 2008 and April 1, 2007

	MARCH 30,	APRIL 1,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(397,022)	$(122,992)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATIONS:
DEPRECIATION/AMORTIZATION	116,226	122,245
PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES	(100)	(4,904)
STOCK-BASED COMPENSATION EXPENSE	70,022	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
RESTRICTED CASH	-	(1,837)
(INCREASE) / DECREASE - ACCOUNTS RECEIVABLE	203,641	456,596
(INCREASE) / DECREASE - OTHER RECEIVABLES	(17,177)	1,670
(INCREASE) / DECREASE - UNBILLED CONTRACT RECEIVABLES	(25,777)	41,300
(INCREASE) / DECREASE - PREPAID EXPENSES	(4,708)	(116,969)
INCREASE / (DECREASE) - ACCOUNTS PAYABLE	213,109	425,145
INCREASE / (DECREASE) - ACCRUED INTEREST	(357,000)	-
(INCREASE) / DECREASE - OTHER LONG-TERM LIABILITIES	-	(9,902)
INCREASE / (DECREASE) - OTHER ACCRUED LIABILITIES	219,566	(403,244)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,780	387,108

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(59,022)	(28,584)
NET CASH USED IN INVESTING ACTIVITIES	(59,022)	(28,584)

FINANCING ACTIVITIES
PAYMENTS ON RELATED PARTY SENIOR NOTES	-	(125,000)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(2,281)	(2,853)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,281)	(127,853)

NET CASH INCREASE / (DECREASE) FOR THE PERIOD	(40,523)	230,671

CASH AT BEGINNING OF THE PERIOD	1,206,722	908,703
CASH AT END OF THE PERIOD	$1,166,199	$1,139,374

SUPPLEMENTAL DISCLOSURE
CASH PAID FOR INTEREST	$81,298	$66,413
CASH PAID FOR INCOME TAXES	-	-

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 30, 2008

Note 1 – Organization and Significant Accounting Policies

Organization

GlenRose Instruments Inc., was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“Eberline Services” or “ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, in September 2005, the GlenRose Partnership entered into a stock exchange agreement with the company pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owns all of the outstanding stock of the company, and the company owns all of the outstanding stock of its subsidiary, ESI. On August 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00. On December 31, 2007, the GlenRose Partnership and its general partner dissolved the partnership and distributed the 3,000,000 shares of common stock of GlenRose Instruments to its limited partners in accordance with the GlenRose Partnership plan of liquidation and distribution. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. (“ESHI”), Eberline Analytical Corporation (“EAC”), Benchmark Environmental Corp., and Lionville Laboratory Inc. (“Lionville”).

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at March 30, 2008, and the results of operations and cash flows for the three months ended March 30, 2008 and April 1, 2007. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 30, 2007.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end in 2007 was December 30.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended March 30, 2008 and April 1, 2007. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 72% and 60% of revenue and 43% and 40% of trade accounts receivable for the three month periods ended March 30, 2008 and April 1, 2007, respectively, and the other customer represented approximately 14% and 9% of revenue and 20% and 10% of trade accounts receivable for the three month periods ended March 30, 2008 and April 1, 2007, respectively.

GLENROSE INSTRUMENTS INC.

Revenue Recognition

Revenue for lab services, which are generally short-term, is recognized upon completion of the services. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency (“DCAA”) or Los Alamos National Laboratories (“Los Alamos”) Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2004 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed before either 2004 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico (“JCNNM”) to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico (“IAPNNM”), the successor corporation to JCNNM that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. The company has not received copies of the subject audit reports from either Los Alamos Internal Audit, or the DCAA, and is therefore unable to state whether or not it agrees with this determination. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

The company is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are allocated with operational fringe, overhead, general and administrative expenses and fees, and are presented as Unbilled Contract Receivables on our balance sheet contained herein.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 142-“Goodwill and Other Intangibles” as of December 30, 2007 and December 31, 2006 respectively and was not considered to be impaired. No events occurred or circumstances changed that required the company to further test goodwill for impairment during either of the periods ending March 30, 2008, or April 1, 2007.

GLENROSE INSTRUMENTS INC.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period.

Stock Based Compensation

The company accounts for share-based compensation arrangements in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

During the periods ended March 30, 2008, and April 1, 2007, the company recognized employee non-cash compensation expense of $70,022 and $0, respectively, related to the issuance of restricted stock and stock options. At March 30, 2008 there were 15,000 unvested shares of restricted stock outstanding. The total compensation cost related to stock options and restricted stock awards not yet recognized as of March 30, 2008 is $490,457. The cost is expected to be recognized over a weighted average period of 1.92 years. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied an estimated forfeiture rate of 15% in determining the expense recorded in the accompanying consolidated statement of income. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The company evaluates the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

See Note 4 for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended March 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both FAS 157 and FAS 159 were effective for the company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The company determined that the adoption of FAS 157 and FAS 159 has no material impact on its consolidated financial statements and has not elected to apply the optional provisions of FAS 159.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations”, replacing FASB Statement No. 141. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. Statement No. 141requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This statement also requires an acquirer to recognize assets acquired and liabilities assumed rising from contractual contingencies as of the acquisitions date, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this statement, an acquirer is required to recognize contingent consideration at the acquisition date. Further, this statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company expects its accounting for business combinations, if and when an acquisition occurs, will be significantly different than that applied following current accounting literature.

GLENROSE INSTRUMENTS INC.

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

Note 2 - Debt

Debt consists of the following:

	March 30, 2008	December 30, 2007

Due to related parties, Senior Notes (1)	$875,000	$875,000
Due to related parties, Subordinated Notes (2)	2,000,000	2,000,000
Demand Note	500,000	500,000
Total Debt	3,375,000	3,375,000
Less: Current Portion of Long-Term Debt	(741,667)	(500,000)
Total Long-Term Debt	$2,633,333	$2,875,000

(1)	Two notes in the principal amount of $1,000,000 each, due at December 31, 2011, earning interest at WSJ Prime +1% per annum. The balance of principal payments will commence on March 31, 2009.
(2)	Four notes in the principal amount of $500,000 each, due December 31, 2011, earning interest at 8.5% per annum.

In 2006, the company restructured the terms of the related-party debt retroactively to January 1, 2004. Repayment terms were extended, as was the payment of interest. Additionally, the four subordinated notes were structured such that repayment of the accrued interest began in 2007. On December 31, 2006 both holders of the senior notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the originally due notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two senior notes was extended to 2011. The restructure did not result in a change in interest expense for prior years, or total amount due.

Future debt payments, including accrued interest, as restructured are as follows:

	Principal	Principal
Fiscal	Senior	Subordinated	Demand	Accrued
Year End	Debt	Debt	Note (1)	Interest	Total

2008	$-	$-	$500,000	$455,883	$955,883
2009	300,000	666,667	-	-	966,667
2010	300,000	666,667	-	-	966,667
2011	275,000	666,666	-	-	941,666
	$875,000	$2,000,000	$500,000	$455,883	$3,830,883

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

GLENROSE INSTRUMENTS INC.

Note 3 - Commitments

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at March 30, 2008 are as follows:

Summary of Lease Obligations:

	March 30, 2008	2009	Totals

Facilities	$55,098	$16,800	$71,898
Equipment	56,968	75,957	132,925
	$112,066	$92,757	$204,823

For the three months ending March 30, 2008 and April 1, 2007 rent expense was $125,418 and $101,098, respectively. As of March 30, 2008, the company had not renewed the lease at the Lionville facility. The company was operating on a month-to-month arrangement.

Note 4 - Stockholders’ Equity

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

The maximum number of shares of stock allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of March 30, 2008. Stock options granted under the plan are exercisable within a seven-year period from the date of grant and vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 455,000 at March 30, 2008.

The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.

At March 30, 2008, there were 15,000 unvested shares of restricted stock outstanding. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of 5 years was estimated using the simplified method for “plain vanilla” options as permitted by Staff Accounting Bulletin No. 107. The risk-free interest rate of 3.84% is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures of 15%. The fair value using the Black-Scholes option pricing model is $2.53 per option.

GLENROSE INSTRUMENTS INC.

Stock option activity for the period ending March 30, 2008 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 30, 2007	230,000	$7.00	$7.00	-	-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Outstanding, March 30, 2008	230,000	$7.00	$7.00	6.62 years	$-
Vested & Exercisable, March 30, 2008	-

In 2007, the company made restricted stock grants to 3 of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares have a vesting schedule of 25% of the shares on the first anniversary of the grant date, and then an additional 25% on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board. All of the shares become vested shares upon a change in control prior to a termination event.

Restricted stock activity for the period ending March 30, 2008 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 30, 2007	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, March 30, 2008	15,000	$7.00

Note 5 - Related Party Transactions

The company performs administrative services for the benefit of the GlenRose Partnership. The company invoices the GlenRose Partnership for such services (including fringe benefits and general and administrative) at actual cost. Since December 31, 2005, the company did not provide any services on behalf of the Partnership. As of March 30, 2008 there was no remaining amount due to the GlenRose Partnership, which was dissolved on December 31, 2007.

Note 6 - Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. The following reconciles amounts reported in the financial statements as of March 30, 2008 and April 1, 2007:

	Three Months
	March 30,	April 1,
	2008	2007
Earnings Per Share
Loss available to stockholders	$(397,022)	$(122,992)

Weighted average shares outstanding - Basic	3,102,647	3,000,000
Loss per Share	$(0.13)	$(0.04)

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - Diluted	3,102,647	3,000,000
Loss per Share	$(0.13)	$(0.04)

Anti-Dilutive Restricted Stock	15,000	-
Anti-Dilutive Stock Options	-	-

GLENROSE INSTRUMENTS INC.

Note 7 - Segment Data

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

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting & finance, and human resource personnel that support the entire business. The Environmental Services provide engineering and technical support to Los Alamos, the Department of Energy’s (“DOE”) Hanford Site (“Hanford”), as well as other government and commercial agencies. The Analytical Laboratories consist of four separate labs serving a wide variety of federal, state and local governments. The labs are located in Richmond, CA, Albuquerque, NM, Oak Ridge, TN, and Exton, PA. A dedicated lab manger is responsible for the operation of each lab. Management monitors the performance of each lab separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending March 30, 2008 and April 1, 2007 are included below:

	THREE MONTHS ENDED
	MARCH 30,	APRIL 1,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$6,547,091	$6,079,325
Analytical Laboratories	1,718,159	1,792,877
Instruments	-	-
	8,265,250	7,872,202
Cost of Sales
Environmental Services	5,976,124	5,281,329
Analytical Laboratories	1,926,687	2,033,623
Instruments	-	-
	7,902,811	7,314,952
Gross Profit
Environmental Services	570,967	797,996
Analytical Laboratories	(208,528)	(240,745)
Instruments	-	-
	362,439	557,251
Operating Income (Loss)
Environmental Services	316,633	509,429
Analytical Laboratories	(530,083)	(547,172)
Corporate & Instruments	(98,726)	(104,499)
	(312,175)	(142,241)
Supplemental Disclosure
Depreciation Expense
Environmental Services	44,770	52,214
Analytical Laboratories	71,456	70,031
Instruments	-	-
	116,226	122,245
Capital Expenditures
Environmental Services	54,648	-
Analytical Laboratories	4,374	28,584
Instruments	-	-
	59,022	28,584
Net Fixed Assets(1)
Environmental Services	1,257,663	566,949
Analytical Laboratories	1,071,812	1,819,730
Instruments	-	-
	$2,329,475	$2,386,679

(1)	Net Fixed Assets as of March 30, 2008 and December 30, 2007.

GLENROSE INSTRUMENTS INC.

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

First quarter 2008 compared with First Quarter 2007

Revenues

Revenues in the first quarter of 2008 were $8,265,250 as compared to $7,872,202 for the same period in 2007, an increase of $393,048 or 5.0%. The increase in revenues was primarily due to increased work scope at the Hanford and Los Alamos sites offset by a decrease in our Analytical Laboratories.

Revenues from our Environmental Services in the first quarter of 2008 were $6,547,091 as compared to $6,079,325 for the same period in 2007, an increase of $467,766 or 7.7%. Our Environmental Services contributed 79.2% to total revenues in the first quarter of 2008 versus 77.2% in the first quarter of 2007. The increase in revenues was primarily due to new contract activity at Los Alamos, as well as an increase in scope of our existing River Corridor Contract and our existing contract with KSL Services JV.

Revenues from our Analytical Laboratories in the first quarter of 2008 were $1,718,159 as compared to $1,792,877 for the same period in 2007, a decrease of $74,718 or 4.2%. Our Analytical Labs contributed 20.8% to total revenues in the first quarter of 2008 versus 22.8% in the first quarter of 2007. The decrease in revenues was primarily due to decrease in sample flow from our DOE customers. The DOE samples constitute a significant portion of laboratory business. Sample flow can vary substantially during any given quarter.

Cost of Sales

The cost of sales in the first quarter of 2008 was $7,902,811 as compared to $7,314,952 for the same period in 2007, an increase of $587,859 or 8.0%. The increase in cost of sales was primarily due to additional reimbursable direct labor and fringe benefits associated with cost reimbursable contracts. While the laboratories reduced their costs, infrastructure and key personnel costs remained high.

The cost of sales from our Environmental Services in the first quarter of 2008 was $5,976,124 as compared to $5,281,329 for the same period in 2007, an increase of $694,795 or 13.2%. The cost of sales from our Analytical Laboratories in the first quarter of 2008 was $1,926,687 as compared to $2,033,623 for the same period in 2007, a decrease of $106,936 or 5.3%.

Gross Profit - Segment Income

Gross profit in the first quarter of 2008 was $362,439 as compared to $557,251 for the same period in 2007, a decrease of $194,812 or 35.0%. The gross profit margin decreased to 4.4% in the first quarter of 2008 from 7.1% in the first quarter of 2007. The decrease in the quarterly gross profit was primarily due to the completion of the Segmented Gate System contract in New Orleans, a fixed unit rate contract. Historically, fixed-price and fixed-unit rate commercial projects afford a higher gross profit margin than cost-type government contracts. While our segment revenues increased during the comparable quarters, the overall contract mix was more heavily government cost-type in nature, resulting in an overall lower gross profit for the segment.

The gross profit from our Environmental Services in the first quarter of 2008 was $570,967 as compared to $797,996 for the same period in 2007, a decrease of $227,029 or 28.4%. The gross profit from our Analytical Laboratories in the first quarter of 2008 was a loss of $208,528 as compared to a loss of $240,745 for the same period in 2007.

Operating Expenses

General and administrative expenses in the first quarter of 2008 were $674,614 as compared to $699,492 for the same period in 2007, a decrease of $24,878 or 3.6%. The general and administrative cost decrease was due to staff reductions and other cost controls.

GLENROSE INSTRUMENTS INC.

Operating Income

The Operating loss in the first quarter of 2008 was $312,175, as compared to a loss of $142,241 for the same period in 2007. The operating loss was entirely due to losses at the Analytical Laboratories and corporate expense.

Other Income (Expense)

Other expenses in the first quarter of 2008 were $84,847 as compared to $53,480 for the same period in 2007, an increase of $31,367 or 58.7%. Our interest expense increased by $24,260 associated with interest expense on our outstanding debt. Interest and other income decreased by $7,107 as a result of lower interest rates on our cash balances.

Provision for Income Taxes

We recorded no tax expense or provision in the first quarter of 2008 as compared to a tax provision of $72,730 for the same period in 2007.

Net Loss (Income)

We incurred a net loss of $397,022 in the first quarter of 2008 as compared to a net loss of $122,992 for the same period in 2007.

Liquidity and Capital Resources

Consolidated working capital in the first quarter of 2008 was $2,098,957, as compared to $2,578,668 at December 30, 2007. Included in working capital were cash and cash equivalents of $1,166,199 in the first quarter of 2008, compared to $1,206,722 at December 30, 2007. The decrease in working capital was primarily due to a decrease in accounts receivable, cash, and an increase in accounts payable, other accrued employee related costs, and current portion of long term debt, offset by a decrease in accrued interest.

Cash provided by operating activities was $20,780 in the first quarter of 2008, as compared to $387,108 in the first quarter of 2007. Our net receivables balance decreased to $2,774,171 in the first quarter of 2008 as compared to $2,977,812 at December 30, 2007, resulting in an increase in cash of $203,641. Our unbilled contract receivables increased to $978,116 in the first quarter of 2008, as compared to $952,339 at December 30, 2007, resulting in a decrease in cash of $25,777. The increase in the unbilled contract receivables is primarily due to the unbilled costs and fee on our cost-plus-fixed-fee contracts. Other receivables increased to $33,354 in the first quarter of 2008, as compared to $16,177 at December 30, 2007, resulting in a decrease in cash of $17,177.

Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $1,913,278, in the first quarter of 2008 as compared to $1,693,712 at December 30, 2007, resulting in an increase in cash of $219,566. Our accrued interest balance associated with the subordinated notes decreased to $455,883 in the first quarter of 2008, as compared to $812,883 at December 30, 2007 resulting in a decrease in cash of $357,000, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first quarter of 2008 we expended $59,022 for purchases of property, plant and equipment.

The company’s net financing activities used $2,281 of cash in the first quarter of 2008 primarily due to payments on certain capital lease obligations.

On December 17, 2007, the company entered into a short-term Demand Promissory Note with Arvin and Wynona Smith for the principal sum of $500,000. Repayment of principal, together with accrued interest, may be made at any time without penalty. Interest on the note shall accrue from the date of issuance at the rate of seven and one quarter (7.25%) percent per annum.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future. However, if the sample flow in our Analytical Laboratory business continues to decline, we may be required to restructure our related-party debt service. We may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs.

GLENROSE INSTRUMENTS INC.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T: Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a−15(e) and 15d−15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this report (the “Evaluation Date”) has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 30, 2007.

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

GLENROSE INSTRUMENTS INC.

PART II – OTHER INFORMATION

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 30, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6: Exhibits

Exhibit Number		Description of Exhibit

31.1*	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2008.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)