Form 10-Q
period 2008-06-30
GlenRose Instruments Inc.
filed 2008-08-13
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 29, 2008

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________________ to________________

Commission file number: 000-51645
_____________

GLENROSE INSTRUMENTS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3521719
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No)

GlenRose Instruments Inc.
45 First Avenue
Waltham, MA 02451
(Address of Principal Executive Offices) (Zip Code)

(781) 622-1120
(Registrant’s Telephone Number, including Area Code)
_______________

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
Yes ☐ No ☒

Number of registrant’s common stock, $0.01 per share, outstanding as of June 29, 2008: 3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 29, 2008

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 29, 2008 and December 30, 2007

	JUNE 29,	DECEMBER 30,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$720,681	$1,206,722
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF
$18,385 AND $31,797 FOR 2008 AND 2007, RESPECTIVELY)	3,364,539	2,977,812
UNBILLED CONTRACT RECEIVABLES	793,980	952,339
INVENTORY	274,381	231,064
PREPAID EXPENSES	264,729	301,962
OTHER RECEIVABLES	60,468	16,177
INCOME TAX RECEIVABLE	171,869	171,869
DEFERRED TAX ASSET	519,906	519,806
TOTAL CURRENT ASSETS	6,170,553	6,377,751

PROPERTY, PLANT AND EQUIPMENT, NET	2,242,339	2,386,679

OTHER ASSETS
RESTRICTED CASH	425,424	425,424
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,166,337	3,166,337

TOTAL ASSETS	$11,579,229	$11,930,767

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of June 29, 2008 and December 30, 2007

	JUNE 29,	DECEMBER 30,
	2008	2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$929,972	$803,220
ACCRUED EXPENSES	184,052	146,207
ACCRUED EMPLOYEE-RELATED COSTS	1,749,696	1,525,624
NOTES PAYABLE, RELATED PARTY	500,000	500,000
CURRENT PORTION OF LONG-TERM DEBT, SENIOR NOTES	150,000	-
CURRENT PORTION OF LONG-TERM DEBT, SUBORDINATED NOTES	333,334	-
ACCRUED INTEREST	487,920	812,883
CAPITAL LEASE OBLIGATIONS	9,770	9,268
INCOME TAXES PAYABLE	2,214	1,881
TOTAL CURRENT LIABILITIES	4,346,958	3,799,083

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	725,000	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES, NET OF CURRENT PORTION	1,666,666	2,000,000
CAPITAL LEASE OBLIGATIONS	11,688	16,490
DEFERRED TAX LIABILITY	219,110	219,110
OTHER LONG-TERM LIABILITIES	50,709	20,000

TOTAL LIABILITIES	7,020,131	6,929,683

STOCKHOLDERS' EQUITY
COMMON STOCK (PAR VALUE $0.01, 10,000,000 SHARES
AUTHORIZED; 3,117,647 AND 3,117,647 SHARES ISSUED AND
OUTSTANDING AT JUNE 29, 2008 AND DECEMBER 30, 2007,
RESPECTIVELY)	31,176	31,176
PAID-IN CAPITAL	7,633,781	7,494,514
ACCUMULATED DEFICIT	(3,105,859)	(2,524,606)
TOTAL STOCKHOLDERS' EQUITY	4,559,098	5,001,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,579,229	$11,930,767

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 29, 2008 and July 1, 2007

	THREE MONTHS ENDED
	JUNE 29,	JULY 1,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

REVENUES	$8,284,894	$8,413,141

COST OF SALES	7,819,732	7,888,349

GROSS PROFIT FROM OPERATIONS	465,162	524,792

GENERAL AND ADMINISTRATIVE EXPENSES	582,976	613,345

OPERATING LOSS	(117,814)	(88,553)

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	3,181	22,191
INTEREST EXPENSE	(69,598)	(73,117)
TOTAL OTHER EXPENSE	(66,417)	(50,926)

LOSS BEFORE INCOME TAXES	(184,231)	(139,479)

BENEFIT FOR INCOME TAXES	-	51,830

NET LOSS	$(184,231)	$(87,649)

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,102,647	3,000,000
BASIC AND DILUTIVE NET LOSS PER SHARE	$(0.06)	$(0.03)

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 29, 2008 and July 1, 2007

	SIX MONTHS ENDED
	JUNE 29,	JULY 1,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

REVENUES	$16,550,144	$16,285,343

COST OF SALES	15,722,543	15,203,301

GROSS PROFIT FROM OPERATIONS	827,601	1,082,042

GENERAL AND ADMINISTRATIVE EXPENSES	1,257,590	1,312,837

OPERATING LOSS	(429,989)	(230,795)

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	9,007	35,124
INTEREST EXPENSE	(160,271)	(139,530)
TOTAL OTHER EXPENSE	(151,264)	(104,406)

LOSS BEFORE INCOME TAXES	(581,253)	(335,201)

BENEFIT FOR INCOME TAXES	-	124,560

NET LOSS	$(581,253)	$(210,641)

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,102,647	3,000,000
BASIC AND DILUTIVE NET LOSS PER SHARE	$(0.19)	$(0.07)

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 29, 2008 and July 1, 2007

	JUNE 29,	JULY 1,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FROM OPERATING ACTIVITIES
NET LOSS	$(581,253)	$(210,641)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATIONS:
DEPRECIATION/AMORTIZATION	276,372	253,837
BENEFIT FOR DEFERRED INCOME TAXES	(100)	-
STOCK-BASED COMPENSATION EXPENSE	139,267	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
(INCREASE) / DECREASE
RESTRICTED CASH	-	11,718
ACCOUNTS RECEIVABLE	(386,727)	196,504
OTHER RECEIVABLES	(44,291)	(17,331)
UNBILLED CONTRACT RECEIVABLES	158,359	(172,686)
PREPAID EXPENSES	37,233	(235,102)
INVENTORY	(43,317)	(27,320)
INCREASE / (DECREASE)
ACCOUNTS PAYABLE	126,752	22,844
ACCRUED INTEREST	(324,963)	62,735
OTHER LONG-TERM LIABILITIES	30,709	21,133
OTHER ACCRUED LIABILITIES	262,250	256,368
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(349,709)	162,059

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(132,032)	(167,911)
NET CASH USED IN INVESTING ACTIVITIES	(132,032)	(167,911)

FINANCING ACTIVITIES
PAYMENTS ON RELATED PARTY SENIOR NOTES	-	(125,000)
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(4,300)	(29,167)
NET CASH USED IN FINANCING ACTIVITIES	(4,300)	(154,167)

NET CASH DECREASE FOR THE PERIOD	(486,041)	(160,019)

CASH AT BEGINNING OF THE PERIOD	1,206,722	908,703
CASH AT END OF THE PERIOD	$720,681	$748,684

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 29, 2008

Note 1 – Organization and Significant Accounting Policies

Organization

GlenRose Instruments Inc., a Delaware corporation, was incorporated in September 2005 by the GlenRose Partnership LP, (“GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The company was organized to serve as a holding company through which the GlenRose Partners would hold the shares of Eberline Services, Inc. (“Eberline Services” or “ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, the GlenRose Partnership entered into a stock exchange agreement with the company in September 2005 pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owned all of the outstanding stock of the company, and the company owned all of the outstanding stock of its subsidiary, ESI.

On August 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00. On December 31, 2007, the limited partners and the general partner of the GlenRose Partnership dissolved the partnership and distributed the 3,000,000 shares of common stock of GlenRose Instruments to its limited partners in accordance with the GlenRose Partnership plan of liquidation and distribution.

On July 25, 2008, the company entered into subscription agreements with four (4) investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00 (see Note 8).

GlenRose Instruments, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety, and health management. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. (“ESHI”), Eberline Analytical Corporation (“EAC”), Benchmark Environmental Corp., and Lionville Laboratory Inc. (“Lionville”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at June 29, 2008, and the results of operations and cash flows for the three and six months ended June 29, 2008 and July 1, 2007. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 30, 2007.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end was December 30, 2007.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended June 29, 2008 and July 1, 2007. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 67% and 76% of revenue and 34% and 34% of trade accounts receivable for the three months ended June 29, 2008 and July 1, 2007, respectively and approximately 70% and 69% of revenue and 34% and 34% of trade accounts receivable for the six month periods ended June 29, 2008 and July 1, 2007, respectively. The other customer represented approximately 15% and 11% of revenue and 27% and 20% of trade accounts receivable for the three months ended June 29, 2008 and July 1, 2007, respectively and approximately 15% and 10% of revenue and 27% and 20% of trade accounts receivable for the six month periods ended June 29, 2008 and July 1, 2007, respectively.

GLENROSE INSTRUMENTS INC.

Revenue Recognition

Revenue for lab services, which are generally short-term, is recognized upon completion of the services and any required quality control procedures. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency (“DCAA”) or Los Alamos National Laboratories (“Los Alamos”) Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2004 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed before either 2004 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico (“JCNNM”) to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico (“IAPNNM”), the successor corporation to JCNNM that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. The company has not received complete copies of the subject audit reports from either Los Alamos Internal Audit, or the DCAA, and is therefore unable to state whether or not it agrees with this determination. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

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

GLENROSE INSTRUMENTS INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142-“Goodwill and Other Intangibles” as of December 30, 2007 and was not considered to be impaired. No events occurred or circumstances changed that required the company to further test goodwill for impairment during either of the six month period ending June 29, 2008.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period.

Stock Based Compensation

The company accounts for share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

During the six-month periods ended June 29, 2008, and July 1, 2007, the company recognized employee non-cash compensation expense of $139,267 and $0, respectively, related to the issuance of restricted stock and stock options. At June 29, 2008 there were 15,000 unvested shares of restricted stock outstanding. The total compensation cost related to stock options and restricted stock awards not yet recognized as of June 29, 2008 is $421,212. The cost is expected to be recognized over a weighted average period of 1.73 years. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

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

See Note 4 for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended June 29, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both SFAS 157 and SFAS 159 were effective for the company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The company determined that the adoption of SFAS 157 and SFAS 159 has no material impact on its consolidated financial statements and has not elected to apply the optional provisions of SFAS 159.

GLENROSE INSTRUMENTS INC.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”, replacing FASB SFAS No. 141. Under SFAS No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. SFAS No. 141 requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This statement also requires an acquirer to recognize assets acquired and liabilities assumed rising from contractual contingencies as of the acquisitions date, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this statement, an acquirer is required to recognize contingent consideration at the acquisition date. Further, this statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. SFAS 141(R) is effective for the company for acquisitions that occur beginning in 2010. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the company at the beginning of 2010. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 160.

Note 2 - Debt

Debt consists of the following:

	June 29, 2008	December 30, 2007

Due to related parties, Senior Notes (1)	$875,000	$875,000
Due to related parties, Subordinated Notes (2)	2,000,000	2,000,000
Demand Note	500,000	500,000
Total Debt	3,375,000	3,375,000
Less: Current Portion of Long-Term Debt	(983,334)	(500,000)
Total Long-Term Debt	$2,391,666	$2,875,000

(1)	Two notes in the amount of $875,000, due at December 31, 2011, earning interest at WSJ Prime +1% per annum. The balance of principal payments will commence on March 31, 2009.
(2)	Four notes in the principal amount of $500,000 each, due December 31, 2011, earning interest at 8.5% per annum.

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

On July 25, 2008, the company entered into subscription agreements with four (4) investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the Board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by forgiving existing promissory notes of the company in exchange for debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00. In connection with the transaction the company appointed John Park to the company’s Board of Directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000.

GLENROSE INSTRUMENTS INC.

On July 25, 2008 the company paid in cash the principal amount on its remaining subordinated promissory note due 2011. In connection with that transaction, the company made a payment of $500,000 to Richard Chapman, the company’s Executive Vice President and Chief Operating Officer.

Note 3 - Commitments

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at June 29, 2008 are as follows:

Summary of Lease Obligations:

	2008	2009	Totals

Facilities	$40,274	$16,800	$57,074
Equipment	37,979	75,957	113,936
	$78,253	$92,757	$171,010

For the three and six months ending June 29, 2008 rent expense was $90,360 and $215,778, respectively, and for the three months ending July 1, 2007, rent expense was $106,978 and $223,979. As of June 29, 2008, the company had not renewed the lease at the Lionville facility and was operating on a month-to-month arrangement. On June 3, 2008, the company entered into a lease for a new facility.

Note 4 – Stockholders’ Equity

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

The maximum number of shares of stock allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of June 29, 2008. Stock options granted under the plan are exercisable within a seven-year period from the date of grant and vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 455,000 at June 29, 2008.

The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.

At June 29, 2008, there were 15,000 unvested shares of restricted stock outstanding. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of 5 years was estimated using the simplified method for “plain vanilla” options as permitted by FASB Staff Accounting Bulletin No. 107. The risk-free interest rate of 3.84% is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all stock-based awards is net of estimated forfeitures of 15%. The fair value using the Black-Scholes option pricing model is $2.53 per option.

GLENROSE INSTRUMENTS INC.

Stock option activity for the period ending June 29, 2008 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 30, 2007	230,000	$7.00	$7.00	-	-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Outstanding, June 29, 2008	230,000	$7.00	$7.00	6.37 years	$-
Vested & Exercisable, June 29, 2008	-

In 2007, the company made restricted stock grants to 3 of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares have a vesting schedule of 25% of the shares on the first anniversary of the grant date, and then an additional 25% on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board. All of the shares become vested shares upon a change in control prior to a termination event. Restricted stock activity for the period ending June 29, 2008 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 30, 2007	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, June 29, 2008	15,000	$7.00

Note 5 - Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. The following reconciles amounts reported in the financial statements as of June 29, 2008 and July 1, 2007:

	Three Months		Six Months
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Earnings Per Share
Income (Loss) available to stockholders	$(184,231)	$(87,649)	$(581,253)	$(210,641)

Weighted average shares outstanding - Basic	3,102,647	3,000,000	3,102,647	3,000,000
Basic Earnings (Loss) per Share	$(0.06)	$(0.03)	$(0.19)	$(0.07)

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - Diluted	3,102,647	3,000,000	3,102,647	3,000,000
Diluted Earnings (Loss) per Share	$(0.06)	$(0.03)	$(0.19)	$(0.07)

Anti-Dilutive Restricted Stock	15,000	-	15,000	-
Anti-Dilutive Stock Options	230,000	-	230,000	-

GLENROSE INSTRUMENTS INC.
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

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting & finance, and human resource personnel that support the entire business. The Environmental Services provide engineering and technical support to Los Alamos, the Department of Energy’s (“DOE”) Hanford Site (“Hanford”), as well as other government and commercial agencies. The Analytical Laboratories consist of four separate labs serving a wide variety of federal, state and local governments. The labs are located in Richmond, CA, Albuquerque, NM, Oak Ridge, TN, and Exton, PA. A dedicated lab manager is responsible for the operation of each lab. Management monitors the performance of each lab separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

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

GLENROSE INSTRUMENTS INC.
Segment data for the periods ending June 29, 2008 and July 1, 2007 are included below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$6,480,367	$6,671,907	$13,027,458	$12,751,232
Analytical Laboratories	1,804,527	1,741,234	3,522,686	3,534,111
Instruments	-	-	-	-
	8,284,894	8,413,141	16,550,144	16,285,343
Cost of Sales
Environmental Services	5,968,632	5,999,121	11,944,756	11,280,450
Analytical Laboratories	1,851,100	1,889,228	3,777,787	3,922,851
Instruments	-	-	-	-
	7,819,732	7,888,349	15,722,543	15,203,301
Gross Profit (Loss)
Environmental Services	511,735	672,786	1,082,702	1,470,782
Analytical Laboratories	(46,573)	(147,994)	(255,101)	(388,740)
Instruments	-	-	-	-
	465,162	524,792	827,601	1,082,042
Operating Loss
Environmental Services	271,980	464,457	588,613	973,886
Analytical Laboratories	(229,951)	(404,881)	(760,034)	(952,053)
Corporate & Instruments	(159,843)	(148,129)	(258,569)	(252,628)
	(117,814)	(88,553)	(429,989)	(230,795)
Supplemental Disclosure
Depreciation Expense
Environmental Services	73,940	54,985	118,710	107,199
Analytical Laboratories	86,206	76,606	157,662	146,638
Instruments	-	-	-	-
	160,146	131,591	276,372	253,837
Capital Expenditures
Environmental Services	43,438	125,688	98,086	125,688
Analytical Laboratories	29,572	13,639	33,946	42,223
Instruments	-	-	-	-
	73,010	139,327	132,032	167,911
Net Fixed Assets(1)
Environmental Services	1,051,057	566,949	1,051,057	566,949
Analytical Laboratories	1,191,282	1,819,730	1,191,282	1,819,730
Instruments	-	-	-	-
	$2,242,339	$2,386,679	$2,242,339	$2,386,679
____________________

(1)	Net Fixed Assets as of June 29, 2008 and December 30, 2007.

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

Second quarter 2008 compared with Secord Quarter 2007

Revenues

Revenues in the second quarter of 2008 were $8,284,894 compared to $8,413,141 for the same period in 2007, a decrease of $128,247 or 1.5%. The decrease in total revenues was primarily due to a reduction in our Environmental Services revenues, which was partially offset by an increase in Analytical Laboratory revenue. The decrease in the services revenue was associated with the completion of two projects.

Revenues from our Environmental Services in the second quarter of 2008 were $6,480,367 compared to $6,671,907 for the same period in 2007, a decrease of $191,540 or 2.9%. Our Environmental Services contributed 78.2% to total revenues in the second quarter of 2008 versus 79.3% in the second quarter of 2007. The decrease in revenues was primarily due to the completion of a contract with the Department of Transportation in 2007 and the completion of the soil remediation project in New Orleans in 2007.

Revenues from our Analytical Laboratories in the second quarter of 2008 were $1,804,527 compared to $1,741,234 for the same period in 2007, an increase of $63,293 or 3.6%. Our Analytical Labs contributed 21.8% to total revenues in the second quarter of 2008 versus 20.7% in the second quarter of 2007. The increase in revenues was primarily due to increased samples at the Hanford site.

Cost of Sales

The cost of sales in the second quarter of 2008 was $7,819,732 compared to $7,888,349 for the same period in 2007, a decrease of $68,617 or 0.9%. The decrease in cost of sales was primarily due to a reduction in labor costs in our Analytical Laboratory segment and due to lower subcontracting costs in the Environmental Services segment.

The cost of sales from our Environmental Services in the second quarter of 2008 was $5,968,632 compared to $5,999,121 for the same period in 2007, a decrease of $30,489 or 0.5%. The cost of sales from our Analytical Laboratories in the second quarter of 2008 was $1,851,100 compared to $1,889,228 for the same period in 2007, a decrease of $38,128 or 2.0%.

Gross Profit (Loss)

Gross profit in the second quarter of 2008 was $465,162 compared to $524,792 for the same period in 2007, a decrease of $59,630 or 11.4%. The gross profit margin decreased to 5.6% in the second quarter of 2008 from 6.2% in the second quarter of 2007. The decrease in the quarterly gross profit was primarily due to the completion of the Segmented Gate System contract in New Orleans, a fixed unit rate contract. Historically, fixed-price and fixed-unit rate commercial projects afford a higher gross profit margin than cost-type government contracts.

The gross profit from our Environmental Services in the second quarter of 2008 was $511,735 compared to $672,786 for the same period in 2007, a decrease of $161,051 or 23.9% as discussed above. The gross loss from our Analytical Laboratories in the second quarter of 2008 was $46,573 compared to $147,994 for the same period in 2007.

Operating Expenses

General and administrative expenses in the second quarter of 2008 were $582,976 compared to $613,345 for the same period in 2007, a decrease of $30,369 or 5.0%. The general and administrative cost decrease was due to staff reductions and other cost controls.

Operating Loss

The operating loss in the second quarter of 2008 was $117,814, compared to a loss of $88,553 for the same period in 2007. The increase operating loss was primarily due to a temporary delay in the recognition of revenue during the second quarter of 2008 for certain fixed-price laboratory work.

Other Income (Expense)

Other expenses in the second quarter of 2008 were $66,417 compared to $50,926 for the same period in 2007, an increase of $15,491 or 30.4%. Interest and other income was $3,181 in the second quarter of 2008 compared to $22,191 in the second quarter of 2007. The decrease was primarily due to a lower cash balance and due to lower yields on our invested funds. Interest expense was $69,598 in the second quarter of 2008 compared to $73,117 in the second quarter of 2007, due to interest expense on our outstanding debt.

Provision for Income Taxes

We recorded no tax benefit in the second quarter of 2008 compared to a tax benefit of $51,830 for the same period in 2007 due to uncertain realization.

Net Loss

We incurred a net loss of $184,231 in the second quarter of 2008 compared to a net loss of $87,649 for the same period in 2007.

First Six Months 2008 compared with First Six Months 2007

Revenues

Revenues in the first six months of 2008 were $16,550,144 compared to $16,285,343 for the same period in 2007, an increase of $264,801 or 1.6%. The increase in revenues was primarily due to increased work scope at the Environmental Services segment, which was partially offset by a decrease in our Analytical Laboratory segment.

Revenues from our Environmental Services in the first six months of 2008 were $13,027,458 compared to $12,751,232 for the same period in 2007, an increase of $276,226 or 2.2%. Our Environmental Services contributed 78.7% to total revenues in the first six months of 2008 versus 78.3% in the first six months of 2007. The increase in revenues was primarily due to increased work scope at the Hanford site and Los Alamos National Laboratories, offset by lower revenues in the non-government environmental services contract.

Revenues from our Analytical Laboratories in the first six months of 2008 were $3,522,686 compared to $3,534,111 for the same period in 2007, a decrease of $11,425 or 0.3%. Our Analytical Labs contributed 21.3% to total revenues in the first six months of 2008 versus 21.7% in the first six months of 2007. The decrease in revenues was primarily due to a reduction in laboratory samples from the Oak Ridge clients.

Cost of Sales

The cost of sales in the first six months of 2008 was $15,722,543 compared to $15,203,301 for the same period in 2007, an increase of $519,242 or 3.4%. The increase in cost of sales was primarily due to increased direct labor at our Department of Energy sites, increased reimbursable travel expenses and increased reimbursable subcontract expenses.

The cost of sales from our Environmental Services in the first six months of 2008 was $11,944,756 compared to $11,280,450 for the same period in 2007, an increase of $664,306 or 5.9%. The cost of sales from our Analytical Laboratories in the first six months of 2008 was $3,777,787 compared to $3,922,851 for the same period in 2007, a decrease of $145,064 or 3.7%.

Gross Profit (Loss)

Gross profit in the first six months of 2008 was $827,601 compared to $1,082,042 for the same period in 2007, a decrease of $254,441 or 23.5%. The gross profit margin decreased to 5.0% in the first six months of 2008 from 6.6% in the first six months of 2007. The decrease in the quarterly gross profit was primarily due to the completion of two fixed unit rate commercial contracts that had higher margins. Historically, fixed-price and fixed-unit rate commercial projects afford a higher gross profit margin than cost-type government contracts.

The gross profit from our Environmental Services in the first six months of 2008 was $1,082,702 compared to $1,470,782 for the same period in 2007, a decrease of $388,080 or 26.4%. The gross loss from our Analytical Laboratories in the first six months of 2008 was $255,101 compared to $388,740 for the same period in 2007.

Operating Expenses

General and administrative expenses in the first six months of 2008 were $1,257,590 compared to $1,312,837 for the same period in 2007, a decrease of $55,247 or 4.2%. The general and administrative cost decrease was due to staff reductions and other cost controls.

Operating Loss

The operating loss in the first six months of 2008 was $429,989, compared to $230,795 for the same period in 2007. The decrease operating loss was due to the completion of the two commercial contracts and a temporary delay in the recognition of revenue during the second quarter of 2008 for certain fixed-price laboratory work.

Other Income (Expense)

Other expenses in the first six months of 2008 were $151,264 compared to $104,406 for the same period in 2007, an increase of $46,858 or 44.9%. Interest and other income was $9,007 in the first six months of 2008 compared to $35,124 in the first six months of 2007. The decrease was primarily due to a lower cash balance and due to lower yields on our invested funds. Interest expense was $160,271 in the first six months of 2008 compared to $139,530 in the first six months of 2007, due to interest expense on our outstanding debt.

Provision for Income Taxes

We recorded no tax benefit in the first six months of 2008 compared to a tax benefit of $124,560 for the same period in 2007 due to uncertain realization.

Net Loss

We incurred a net loss of $581,253 in the first six months of 2008 compared to a net loss of $210,641 for the same period in 2007.

Liquidity and Capital Resources

Consolidated working capital in the first six months of 2008 was $1,823,595, compared to $2,578,668 at December 30, 2007. Included in working capital were cash and cash equivalents of $720,681 as of June 29, 2008, compared to $1,206,722 at December 30, 2007. The decrease in working capital was a result of cash needed to fund operations.

Cash used by operating activities was $349,709 in the first six months of 2008, compared to cash provided by operating activities of $162,059 in the first six months of 2007. Our net receivables balance increased to $3,364,539 in the first six months of 2008 compared to $2,977,812 at December 30, 2007, primarily due to final billings after the completion of a fixed price contract resulting in a decrease in cash of $386,727. Our unbilled contract receivables decreased to $793,980 in the first six months of 2008, compared to $952,339 at December 30, 2007, resulting in an increase in cash of $158,359. The decrease in the unbilled contract receivables is primarily due to change in the billing rates of our cost-type contracts and a temporary delay in the recognition of revenue during the second quarter of 2008 for certain fixed-price laboratory work. Other receivables increased to $60,468 in the first six months of 2008, compared to $16,177 at December 30, 2007, resulting in a decrease in cash of $44,291.

Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $1,986,671, in the first six months of 2008 compared to $1,693,712 at December 30, 2007, primarily due to an increase in accrued employee related costs and accrued waste disposal, resulting in an increase in cash of $292,959. Our accrued interest balance associated with the subordinated notes decreased to $487,920 in the first six months of 2008, compared to $812,883 at December 30, 2007 resulting in a decrease in cash of $324,963, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first six months of 2008 we expended $132,032 for purchases of property, plant and equipment.

The company’s net financing activities used $4,300 of cash in the first six months of 2008 primarily due to payments on certain capital lease obligations.

Subsequent to quarter end the company raised $12,000,000 in cash through the sale of convertible debentures and converted $2,875,000 of its senior, subordinated and demand notes into the convertible debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000. In addition, the company paid in cash its remaining $500,000 subordinated note due 2011. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in a Current Report on Form 8-K dated July 29, 2008, we sold convertible debentures to four investors in the aggregate principal amount of $14,875,000. For a further description of the sale of the convertible debentures, please see our Current Report on Form 8-K dated July 29, 2008, which has been filed with the Securities and Exchange Commission.

Item 6: Exhibits

Exhibit Number		Description of Exhibit

4.1*	–	Form of 4% Convertible Debenture due 2013

10.1*	–	Investor Rights Agreement between the Company and Blum Strategic Partners IV, L.P.

10.2*	–	Lease Agreement between Eberline Services, Inc. and First Industrial Pennsylvania LP. dated June 1, 2008

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2008.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)