Form 10-Q
period 2008-09-28
GlenRose Instruments Inc.
filed 2008-11-12
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 28, 2008

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
  Yes ☐ No ☒

Number of registrant’s common stock, $0.01 per share, outstanding as of September 28, 2008: 3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 28, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet –
	September 28, 2008 and December 30, 2007	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended September 28, 2008 and September 30, 2007	5

	Condensed Consolidated Statement of Operations –
	Nine Months Ended September 28, 2008 and September 30, 2007	6

	Condensed Consolidated Statement of Cash Flows –
	Nine Months Ended September 28, 2008 and September 30, 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T:	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1A:	Risk Factors	21

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6:	Exhibits	21

Signatures		22

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 28, 2008 and December 30, 2007

	SEPTEMBER 28,	DECEMBER 30,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$6,852,889	$1,206,722
SHORT-TERM INVESTMENTS	4,515,695	-
ACCOUNTS RECEIVABLE (NET OF ALLOWANCES OF
$30,616 AND $34,175 FOR 2008 AND 2007, RESPECTIVELY)	3,161,601	2,977,812
UNBILLED CONTRACT RECEIVABLES	1,045,222	952,339
INVENTORY	205,941	231,064
PREPAID EXPENSES	181,130	301,962
OTHER RECEIVABLES	78,737	16,177
INCOME TAX RECEIVABLE	171,869	171,869
DEFERRED TAX ASSET	519,906	519,806
TOTAL CURRENT ASSETS	16,732,990	6,377,751

PROPERTY, PLANT AND EQUIPMENT, NET	2,273,079	2,386,679

OTHER ASSETS
RESTRICTED CASH	240,029	425,424
DEFERRED FINANCING COSTS	580,000	-
GOODWILL	2,740,913	2,740,913
TOTAL OTHER ASSETS	3,560,942	3,166,337

TOTAL ASSETS	$22,567,011	$11,930,767

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of September 28, 2008 and December 30, 2007

	SEPTEMBER 28,	DECEMBER 30,
	2008	2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$648,636	$803,220
ACCRUED EXPENSES	202,608	146,207
ACCRUED EMPLOYEE-RELATED COSTS	1,716,703	1,525,624
NOTES PAYABLE, RELATED PARTY	-	500,000
ACCRUED INTEREST	455,883	812,883
CAPITAL LEASE OBLIGATIONS	10,005	9,268
INCOME TAXES PAYABLE	2,214	1,881
TOTAL CURRENT LIABILITIES	3,036,049	3,799,083

LONG-TERM LIABILITIES
DUE TO RELATED PARTIES, SENIOR NOTES, NET OF CURRENT PORTION	-	875,000
DUE TO RELATED PARTIES, SUBORDINATED NOTES, NET OF CURRENT PORTION	-	2,000,000
CONVERTIBLE DEBENTURES	14,875,000	-
CAPITAL LEASE OBLIGATIONS	9,097	16,490
DEFERRED TAX LIABILITY	219,110	219,110
OTHER LONG-TERM LIABILITIES	4,895	20,000

TOTAL LIABILITIES	18,144,151	6,929,683

STOCKHOLDERS' EQUITY
COMMON STOCK (PAR VALUE $0.01, 10,000,000 SHARES
AUTHORIZED; 3,117,647 AND 3,117,647 SHARES ISSUED AND
OUTSTANDING AT SEPTEMBER 28, 2008 AND DECEMBER 30, 2007, RESPECTIVELY)	31,176	31,176
PAID-IN CAPITAL	7,715,322	7,494,514
ACCUMULATED DEFICIT	(3,323,638)	(2,524,606)
TOTAL STOCKHOLDERS' EQUITY	4,422,860	5,001,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,567,011	$11,930,767

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 28, 2008 and September 30, 2007

	THREE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

REVENUES	$8,506,786	$8,423,556

COST OF SALES	7,890,058	7,679,154

GROSS PROFIT FROM OPERATIONS	616,728	744,402

GENERAL AND ADMINISTRATIVE EXPENSES	745,569	738,528

OPERATING INCOME (LOSS)	(128,841)	5,874

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	59,322	6,460
INTEREST EXPENSE	(148,260)	(66,075)
TOTAL OTHER EXPENSE	(88,938)	(59,615)

LOSS BEFORE INCOME TAXES	(217,779)	(53,741)

BENEFIT (PROVISION) FOR INCOME TAXES	-	(129,231)

NET LOSS	$(217,779)	$(182,972)

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,102,647	3,034,588
BASIC AND DILUTIVE NET LOSS PER SHARE	$(0.07)	$(0.06)

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 28, 2008 and September 30, 2007

	NINE MONTHS ENDED
	SEPTEMBER 28,	SEPTEMBER 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)

REVENUES	$25,056,930	$24,708,899

COST OF SALES	23,612,601	22,882,455

GROSS PROFIT FROM OPERATIONS	1,444,329	1,826,445

GENERAL AND ADMINISTRATIVE EXPENSES	2,003,159	2,051,365

OPERATING LOSS	(558,830)	(224,920)

OTHER INCOME (EXPENSE)
INTEREST AND OTHER INCOME	68,329	41,584
INTEREST EXPENSE	(308,531)	(205,605)
TOTAL OTHER EXPENSE	(240,202)	(164,021)

LOSS BEFORE INCOME TAXES	(799,032)	(388,941)

BENEFIT (PROVISION) FOR INCOME TAXES	-	(4,671)

NET LOSS	$(799,032)	$(393,613)

EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	3,102,647	3,011,656
BASIC AND DILUTIVE NET LOSS PER SHARE	$(0.26)	$(0.13)

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 28, 2008 and September 30, 2007

	SEPTEMBER 28,	SEPTEMBER 30,
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FROM OPERATING ACTIVITIES
NET LOSS	$(799,032)	$(393,613)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATIONS:
DEPRECIATION/AMORTIZATION	432,713	385,356
BENEFIT FOR DEFERRED INCOME TAXES	(100)	(24,768)
AMORTIZATION OF DEFERRED FINANCING COSTS	20,000
STOCK-BASED COMPENSATION EXPENSE	220,808	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
(INCREASE) / DECREASE
RESTRICTED CASH	185,395	188,564
ACCOUNTS RECEIVABLE	(183,789)	(634,542)
ACCOUNTS RECEIVABLES RELATED PARTY	-	49,795
OTHER RECEIVABLES	(62,560)	(11,265)
UNBILLED CONTRACT RECEIVABLES	(92,883)	150,807
PREPAID EXPENSES	120,832	(227,150)
INVENTORY	25,123	(10,684)
INCREASE / (DECREASE)
ACCOUNTS PAYABLE	(154,584)	237,399
ACCRUED INTEREST	(357,000)	(114,999)
OTHER LONG-TERM LIABILITIES	(15,105)	46,518
OTHER ACCRUED LIABILITIES	247,813	202,574
NET CASH USED IN OPERATING ACTIVITIES	(412,369)	(156,008)

CASH FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY AND EQUIPMENT	(319,113)	(220,841)
NET CASH USED IN INVESTING ACTIVITIES	(319,113)	(220,841)

FINANCING ACTIVITIES
PROCEEDS FROM SALE OF COMMON STOCK	-	687,418
PROCEEDS FROM CONVERTIBLE DEBENTURES, NET OF COSTS	11,400,000	-
PAYMENTS ON RELATED PARTY SENIOR NOTES	-	(125,000)
PAYMENTS ON SUBORDINATED NOTES	(500,000)	-
PAYMENTS ON CAPITAL LEASE OBLIGATIONS	(6,656)	(32,156)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,893,344	530,262

NET CASH INCREASE FOR THE PERIOD	10,161,862	153,413

CASH AT BEGINNING OF THE PERIOD	1,206,722	908,703
CASH AT END OF THE PERIOD	$11,368,584	$1,062,116

SUPPLEMENTAL DISCLOSURE - NON CASH FINANCING ACTIVITIES
CONVERSION OF DEBT INTO CONVERTIBLE DEBENTURES	$2,875,000	$-
CONVERSION OF SENIOR NOTES INTO CONVERTIBLE DEBENTURES	(875,000)	-
CONVERSION OF SUBORDINATED NOTES INTO CONVERTIBLE DEBENTURES	(1,500,000)	-
CONVERSION OF DEMAND NOTES INTO CONVERTIBLE DEBENTURES	$(500,000)	$-

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending September 28, 2008

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

On July 25, 2008, the company entered into subscription agreements with four (4) investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00 (see Note 2).

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at September 28, 2008, and the results of operations and cash flows for the three and nine months ended September 28, 2008 and September 30, 2007. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 30, 2007.

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

GLENROSE INSTRUMENTS INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with high-credit, quality financial institutions and issuers. The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended September 28, 2008 and September 30, 2007. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 66% and 63% of revenue and 45% and 40% of trade accounts receivable for the three months ended September 28, 2008 and September 30, 2007, respectively and approximately 68% and 67% of revenue and 45% and 40% of trade accounts receivable for the nine month periods ended September 28, 2008 and September 30, 2007, respectively. The other customer represented approximately 13% and 15% of revenue and 12% and 18% of trade accounts receivable for the three months ended September 28, 2008 and September 30, 2007, respectively and approximately 45% and 40% of revenue and 12% and 18% of trade accounts receivable for the nine month periods ended September 28, 2008 and September 30, 2007, respectively.

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

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico (“JCNNM”) to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico (“IAPNNM”), the successor corporation to JCNNM that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. The company is currently in the process of reviewing the subject audit reports from Los Alamos Internal Audit and the DCAA, and is currently unable to state whether or not it agrees with this determination. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

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

GLENROSE INSTRUMENTS INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142-“Goodwill and Other Intangibles” as of December 30, 2007 and was not considered to be impaired. No events occurred or circumstances changed that required the company to further test goodwill for impairment during either of the three or nine month periods ending September 28, 2008.

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

During the nine-month periods ended September 28, 2008, and September 30, 2007, the company recognized employee non-cash compensation expense of $220,808 and $0, respectively, related to the issuance of restricted stock and stock options. At September 28, 2008 there were 15,000 unvested shares of restricted stock outstanding. The total compensation cost related to stock options and restricted stock awards not yet recognized as of September 28, 2008 is $368,760. The cost is expected to be recognized over a weighted average period of 1.75 years. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

SFAS 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied an estimated forfeiture rate of 5.2% in determining the expense recorded in the accompanying consolidated statement of income. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The company evaluates the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

See Note 4 for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended September 28, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”, replacing FASB SFAS No. 141. Under SFAS No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. SFAS No. 141 requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This statement also requires an acquirer to recognize assets acquired and liabilities assumed rising from contractual contingencies as of the acquisitions date, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this statement, an acquirer is required to recognize contingent consideration at the acquisition date. Further, this statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. SFAS 141(R) is effective for the company for acquisitions that occur beginning in 2009. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 141(R).

GLENROSE INSTRUMENTS INC.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the company at the beginning of 2009. Because the pronouncement is to be applied prospectively, there will be no impact on the company’s current financial statements as a result of adopting SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162,“The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

Note 2 - Debt

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

Note 3 - Commitments

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at September 28, 2008 are as follows:

Summary of Lease Obligations:

	2008	2009	Totals

Facilities	$75,544	$198,207	$273,751
Equipment	37,979	75,957	113,936
	$113,523	$274,164	$387,687

For the three and nine months ending September 28, 2008, rent expense was $209,944 and $425,722, respectively, and for the three and nine months ending September 30, 2007, rent expense was $110,769 and $334,748, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. During the third quarter of 2008, the company paid rent for two facilities in Lionville, while in a transition period.

GLENROSE INSTRUMENTS INC.

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

The maximum number of shares of stock allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of September 28, 2008. Stock options granted under the plan are exercisable within a seven-year period from the date of grant and vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 467,000 at September 28, 2008.

The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.

At September 28, 2008, there were 15,000 unvested shares of restricted stock outstanding. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of 5 years was estimated using the simplified method for “plain vanilla” options as permitted by FASB Staff Accounting Bulletin No. 107. The risk-free interest rate of 3.84% is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. As of September 28, 2008, the compensation expense recognized for all stock-based awards is net of estimated forfeitures of 5.2%. The fair value using the Black-Scholes option pricing model is $2.53 per option.

Stock option activity for the period ending September 28, 2008 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 30, 2007	230,000	$7.00	$7.00	-	-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Expired	(12,000)	7.00	7.00
Outstanding, September 28, 2008	218,000	$7.00	$7.00	6.12	$-
Vested & Exercisable, September 28, 2008	-

In 2007, the company made restricted stock grants to 3 of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares have a vesting schedule of 25% of the shares on the first anniversary of the grant date, and then an additional 25% on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board. All of the shares become vested shares upon a change in control prior to a termination event. Restricted stock activity for the period ending September 28, 2008 was as follows:

GLENROSE INSTRUMENTS INC.

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 30, 2007	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, September 28, 2008	15,000	$7.00

Note 5 - Earnings per Share

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. The following reconciles amounts reported in the financial statements as of September 28, 2008 and September 30, 2007:

	Three Months		Nine Months
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Earnings Per Share
Income (Loss) available to stockholders	$(197,779)	$(182,972)	$(779,032)	$(393,613)

Weighted average shares outstanding - Basic	3,102,647	3,034,588	3,102,647	3,011,656
Basic Earnings (Loss) per Share	$(0.07)	$(0.06)	$(0.26)	$(0.13)

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - Diluted	3,102,647	3,034,588	3,102,647	3,011,656
Diluted Earnings (Loss) per Share	$(0.07)	$(0.06)	$(0.26)	$(0.13)

Anti-Dilutive Restricted Stock	15,000	-	15,000	-
Anti-Dilutive Stock Options	218,000	-	218,000	-
Anti-Dilutive Convertible Debentures	2,125,000	-	2,125,000	-

Note 6 – Fair Value Measurements

SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. We currently do not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

At September 28, 2008, the company had $4,515,695 in short-term investments that are comprised of Certificates of Deposits which are categorized as Level 2. The investments are carried at fair market value, which approximates cost.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending September 28, 2008 and September 30, 2007 are included below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenues
Environmental Services	$6,441,341	$6,251,402	$19,468,799	$19,002,634
Analytical Laboratories	2,065,445	2,172,154	5,588,131	5,706,265
Instruments	-	-	-	-
	8,506,786	8,423,556	25,056,930	24,708,899
Cost of Sales
Environmental Services	5,882,406	5,680,540	17,827,162	16,960,990
Analytical Laboratories	2,007,652	1,998,614	5,785,439	5,921,465
Instruments	-	-	-	-
	7,890,058	7,679,154	23,612,601	22,882,455
Gross Profit (Loss)
Environmental Services	558,935	570,862	1,641,637	2,041,644
Analytical Laboratories	57,793	173,540	(197,308)	(215,199)
Instruments	-	-	-	-
	616,728	744,402	1,444,329	1,826,445
Operating Loss
Environmental Services	230,660	289,894	819,273	1,263,780
Analytical Laboratories	(227,069)	(91,798)	(987,103)	(1,043,851)
Corporate & Instruments	(132,432)	(192,222)	(391,001)	(444,850)
	(128,841)	5,874	(558,830)	(224,920)
Supplemental Disclosure
Depreciation Expense
Environmental Services	97,394	56,618	216,104	163,817
Analytical Laboratories	58,947	74,901	216,609	221,538
Instruments	-	-	-	-
	156,341	131,519	432,713	385,356
Capital Expenditures
Environmental Services	6,875	24,303	104,961	149,991
Analytical Laboratories	180,206	28,627	214,152	70,850
Instruments	-	-	-	-
	187,081	52,930	319,113	220,841
Net Fixed Assets(1)
Environmental Services	1,050,360	566,949	1,050,360	566,949
Analytical Laboratories	1,222,719	1,819,730	1,222,719	1,819,730
Instruments	-	-	-	-
	$2,273,079	$2,386,679	$2,273,079	$2,386,679

____________________
(1)	Net Fixed Assets as of September 28, 2008 and December 30, 2007.

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

Third quarter 2008 compared with Third Quarter 2007

Revenues

Revenues in the third quarter of 2008 were $8,506,786 compared to $8,423,556 for the same period in 2007, an increase of $83,230 or 1.0%. The increase in revenues was primarily due to an increase in our Environmental Services revenues, which was partially offset by a decrease in our Analytical Laboratory revenue. The increase in the services revenue was associated with additional work at the Hanford site and at the Los Alamos National Laboratory.

Revenues from our Environmental Services in the third quarter of 2008 were $6,441,341 compared to $6,251,402 for the same period in 2007, an increase of $189,939 or 3.0%. Our Environmental Services contributed 75.7% to total revenues in the third quarter of 2008 versus 74.2% in the third quarter of 2007. The increase in revenues was primarily due to additional work at the Hanford site and at the Los Alamos National Laboratory.

Revenues from our Analytical Laboratories in the third quarter of 2008 were $2,065,445 compared to $2,172,154 for the same period in 2007, a decrease of $106,709 or 4.9%. Our Analytical Labs contributed 24.3% to total revenues in the third quarter of 2008 versus 25.8% in the third quarter of 2007. The decrease in revenues was primarily due to lower sample volume.

Cost of Sales

The cost of sales in the third quarter of 2008 was $7,890,058 compared to $7,679,154 for the same period in 2007, an increase of $210,904 or 2.7%. The increase in cost of sales was primarily due to increased reimbursable subcontracts and other reimbursable direct costs.

The cost of sales from our Environmental Services in the third quarter of 2008 was $5,882,406 compared to $5,680,540 for the same period in 2007, an increase of $201,866 or 3.6%. The cost of sales from our Analytical Laboratories in the third quarter of 2008 was $2,007,652 compared to $1,998,614 for the same period in 2007, an increase of $9,038 or 0.5%.

Gross Profit

Gross profit in the third quarter of 2008 was $616,728 compared to $744,402 for the same period in 2007, a decrease of $127,674 or 17.2%. The gross profit margin decreased to 7.2% in the third quarter of 2008 from 8.8% in the third quarter of 2007. The decrease in the quarterly gross profit was primarily due to a reduction in our Analytical Laboratory revenue and the completion of fixed unit rate remediation projects in Kentucky and New Mexico.

The gross profit from our Environmental Services in the third quarter of 2008 was $558,935 compared to $570,862 for the same period in 2007, a decrease of $11,927 or 2.1%. The gross profit from our Analytical Laboratories in the third quarter of 2008 was $57,793 compared to $173,540 for the same period in 2007.

Operating Expenses

General and administrative expenses in the third quarter of 2008 were $745,569 compared to $738,528 for the same period in 2007, an increase of $7,041 or 1.0%. Our general and administrative costs remained relatively stable as compared with the general and administrative costs a year ago.

Operating Income (Loss)

The operating loss in the third quarter of 2008 was $128,841, compared to an operating income of $5,874 for the same period in 2007. The operating loss was primarily due to a reduction in our Analytical Laboratory revenues and costs associated with moving the Lionville facility and a reduction in more profitable fixed unit-rate environmental contracts. The re-location of the Lionville Laboratory began in the third quarter and will be able to assume full operation in the new facility in the fourth quarter.

GLENROSE INSTRUMENTS INC.

Other Income (Expense)

Other expenses in the third quarter of 2008 were $88,938 compared to $59,615 for the same period in 2007, an increase of $29,323 or 49.2%. Interest and other income was $59,322 in the third quarter of 2008 compared to $6,460 in the third quarter of 2007. The increase was primarily due to the interest associated with the convertible debenture raised during the quarter. Interest expense was $148,260 in the third quarter of 2008 compared to $66,075 in the third quarter of 2007, due to interest expense on our outstanding debt, interest expense on our convertible debenture and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded no tax benefit or provision in the third quarter of 2008 compared to a tax provision of $129,231 for the same period in 2007.

Net Loss

We incurred a net loss of $217,779 in the third quarter of 2008 compared to a net loss of $182,972 for the same period in 2007.

First Nine Months 2008 compared with First Nine Months 2007

Revenues

Revenues in the first nine months of 2008 were $25,056,930 compared to $24,708,899 for the same period in 2007, an increase of $348,031 or 1.4%. The increase in revenues was primarily due to increased work scope at the Environmental Services segment, which was partially offset by a decrease in our Analytical Laboratory segment.

Revenues from our Environmental Services in the first nine months of 2008 were $19,468,799 compared to $19,002,634 for the same period in 2007, an increase of $466,165 or 2.5%. Our Environmental Services contributed 77.7% to total revenues in the first nine months of 2008 versus 76.9% in the first nine months of 2007. The increase in revenues was primarily due to increased work scope at the Hanford site and Los Alamos National Laboratory, offset by lower revenues in the non-government environmental services contract.

Revenues from our Analytical Laboratories in the first nine months of 2008 were $5,588,131 compared to $5,706,265 for the same period in 2007, a decrease of $118,134 or 2.1%. Our Analytical Labs contributed 22.3% to total revenues in the first nine months of 2008 versus 23.1% in the first nine months of 2007. The decrease in revenues was primarily due to lower sample volume across the entire business segment.

Cost of Sales

The cost of sales in the first nine months of 2008 was $23,612,601 compared to $22,882,455 for the same period in 2007, an increase of $730,146 or 3.2%. The increase in cost of sales was primarily due to increased direct labor at our Department of Energy sites, increased reimbursable travel expenses and increased reimbursable subcontract expenses.

The cost of sales from our Environmental Services in the first nine months of 2008 was $17,827,162 compared to $16,960,990 for the same period in 2007, an increase of $866,172 or 5.1%. The cost of sales from our Analytical Laboratories in the first nine months of 2008 was $5,785,439 compared to $5,921,465 for the same period in 2007, a decrease of $136,026 or 2.3%.

Gross Profit (Loss)

Gross profit in the first nine months of 2008 was $1,444,329 compared to $1,826,445 for the same period in 2007, a decrease of $382,116 or 20.9%. The gross profit margin decreased to 5.8% in the first nine months of 2008 from 7.4% in the first nine months of 2007. The decrease in the quarterly gross profit was primarily due to the completion of two fixed unit rate commercial contracts that had higher margins. Historically, fixed-price and fixed-unit rate commercial projects afford a higher gross profit margin than cost-type government contracts.

GLENROSE INSTRUMENTS INC.

The gross profit from our Environmental Services in the first nine months of 2008 was $1,641,637 compared to $2,041,644 for the same period in 2007, a decrease of $400,007 or 19.6%. The gross loss from our Analytical Laboratories in the first nine months of 2008 was $197,308 compared to $215,199 for the same period in 2007.

Operating Expenses

General and administrative expenses in the first nine months of 2008 were $2,003,159 compared to $2,051,365 for the same period in 2007, a decrease of $48,206 or 2.3%. The general and administrative cost decrease was due to staff reductions and other cost controls.

Operating Loss

The operating loss in the first nine months of 2008 was $558,830, compared to $224,920 for the same period in 2007. The increase operating loss was due to the overall reduction in commercial services contracts.

Other Income (Expense)

Other expenses in the first nine months of 2008 were $240,202 compared to $164,021 for the same period in 2007, an increase of $76,181 or 46.4%. Interest and other income was $68,329 in the first nine months of 2008 compared to $41,584 in the first nine months of 2007. The increase was primarily due to the interest associated with the convertible debenture raised during the quarter. Interest expense was $308,531 in the first nine months of 2008 compared to $205,605 in the first nine months of 2007, interest expense on our outstanding debt, interest expense on our convertible debenture and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded no tax benefit or provision in the first nine months of 2008 compared to a tax provision of $4,671 for the same period in 2007.

Net Loss

We incurred a net loss of $799,032 in the first nine months of 2008 compared to a net loss of $393,613 for the same period in 2007.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2008 was $14,296,941, compared to $2,578,668 at December 30, 2007. Included in working capital were cash, cash equivalents and short-term investments of $11,368,584 as of September 29, 2008, compared to $1,206,722 at December 30, 2007. The increase in working capital was a result of cash raised from the convertible debenture offering.

Cash used by operating activities was $412,369 in the first nine months of 2008, compared to cash used by operating activities of $156,008 in the first nine months of 2007. Our net receivables balance increased to $3,161,601 in the first nine months of 2008 compared to $2,977,812 at December 30, 2007, primarily due to increased aging of our fixed price laboratory contracts resulting in a decrease in cash of $183,789. Our unbilled contract receivables increased to $1,045,222 in the first nine months of 2008, compared to $952,339 at December 30, 2007, resulting in a decrease in cash of $92,883. The increase in the unbilled contract receivables is primarily due to the timing of the recognition of a pension payment that was not billed until October 2008. Our prepaid expenses decreased to $181,130 in the first nine months of 2008, compared to $301,962 at December 30, 2007, resulting in an increase in cash of $120,832. The decrease in the prepaid expenses is primarily due to the normal expensing of prepaid insurance during the year. Other receivables increased to $78,737 in the first nine months of 2008, compared to $16,177 at December 30, 2007, resulting in a decrease in cash of $62,560 due to the deposit requirements for the new Lionville facility.

Accounts payable decreased to $648,636, in the first nine months of 2008, compared to $803,220 at December 30, 2007, primarily due to the timing of payments, resulting in a decrease in cash of $154,584. Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $1,926,420, in the first nine months of 2008 compared to $1,693,712 at December 30, 2007, primarily due to an increase in accrued employee related costs, resulting in an increase in cash of $232,708. Our accrued interest balance associated with the subordinated notes decreased to $455,883 in the first nine months of 2008, compared to $812,883 at December 30, 2007, resulting in a decrease in cash of $357,000, due to payments on the accrued interest on our subordinated notes.

GLENROSE INSTRUMENTS INC.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first nine months of 2008 we expended $319,113 for purchases of property, plant and equipment. The company’s net financing activities provided $10,893,344 of cash in the first nine months of 2008 primarily due to funds raised by the convertible debenture offering. The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2008.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)