Form 10-K
period 2008-12-28
GlenRose Instruments Inc.
filed 2009-03-27
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51645

GLENROSE INSTRUMENTS INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-3521719
(State of incorporation or organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 622-1120

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

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

Large accelerated filer ☐                                                                         Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 29, 2008.

As of March 27, 2009 the registrant’s shares of common stock outstanding were: 3,117,647.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “COULD,” “INTENDS,” “TARGET,” “PROJECTS,” “CONTEMPLATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL” OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS’ OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THESE MARKET DATA INCLUDE PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THESE DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD- LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GLENROSE INSTRUMENTS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

PART I

Item 1. Business.

General

GlenRose Instruments Inc., or GlenRose Instruments, the company, we, our, or us, and its subsidiaries, provides radiological services; operates a radiochemistry laboratory network; and provides radiological characterization and analysis; provides hazardous, radioactive and mixed waste management; and provides facility, environmental, safety, and health management.

We primarily provide the services described above to the federal government. We do not treat, store, transport or dispose of hazardous waste as part of our business. As part of our ongoing business, our laboratories generate wastes, and we employ commercial firms to transport, treat, and dispose of the wastes. We also currently operate a network of laboratories in four locations in the United States, or U.S.

Although we intend to continue to grow our laboratory and radiological services business, our primary growth strategy is to develop, acquire and operate analytical instruments businesses. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. Our management has extensive experience in acquiring and operating analytical instruments businesses. We have identified a number of companies with revenues of between $10.0-35.0 million as potential acquisition targets, although we have not yet purchased any such business and do not have any commitments to buy any businesses. Our initial strategy will be to acquire instrument companies, which may be in difficult business condition but have well-established and proven technology. Our plan is to increase their operating margins and revenues using techniques developed by our management team during the course of their careers in the analytical instruments industry.

GlenRose Instruments was incorporated in Delaware in September 2005. The company operates through its wholly owned subsidiary, Eberline Services Inc., or Eberline Services, or ESI, and its subsidiaries. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc., or ESHI, Eberline Analytical Corporation, or EAC, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville. At the beginning of 2007, all of our outstanding shares of common stock were held by an affiliated limited partnership, which distributed all of our shares to its partners on December 31, 2007. As of December 28, 2008, Eberline Services and its subsidiaries generated all of the revenues of the company.

Our principal operational headquarters is located in Albuquerque, New Mexico, and our principal executive offices are located in Waltham, Massachusetts. We plan to maintain a website at the following address: www.glenroseinstruments.com, but our website address included in this Annual Report on Form 10-K is a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K. Through a link on our website to the Securities and Exchange Commission, or SEC, website, www.sec.gov, we will provide free access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after electronic filing with the SEC. The charters of our committees of the board of directors of the company, and our Code of Business Conduct and Ethics for our directors, officers and employees, will also be available on our proposed website, and we will post on our website any waivers of, or amendments to, such code of ethics.

Segment Reporting

As of December 28, 2008, we have three operating segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The first operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The second operating segment provides radiological services and involves the operation of a radiochemistry laboratory network. The third operating segment involves the acquisition and operation of analytical instruments businesses. See our consolidated financial statements included in ‘‘Item 15. Exhibits and Financial Statement Schedules’’ of this Annual Report on Form 10-K for further financial information on our operating segments.

Background and Market

Environmental Services

The principal regulatory drivers of the hazardous waste management industry are the Resource Conservation and Recovery Act, or RCRA, enacted in 1976, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA. RCRA requires waste generators to distinguish between “hazardous” and “non-hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. The collection and disposal of solid and hazardous wastes are subject to local, state and federal laws and regulations, which regulate health, safety, the environment, zoning and land use. CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental clean-up costs resulting from the release or threatened release of a hazardous substance. An integral part of this regulatory and compliance scheme is the need to detect and measure contaminants in order to ensure compliance.

Our present focus is on the detection and measurement of radioactive wastes and “mixed wastes” which consist of radioactive wastes and other hazardous materials. These wastes were primarily generated by the federal government during the development and production of nuclear weapons. The nuclear power industry is another source of radioactive wastes.

The Department of Defense, or DOD, and the Department of Energy, or DOE, have had annual budgets for environmental expenditures that include cleaning up military bases and restoring former nuclear weapons facilities. These budgets are detailed in the annual budget requests from these departments to Congress, congressional appropriations reports and bills, and congressional authorization reports and bills. The DOE’s fiscal year 2009 budget request was $5.5 billion for environmental management, but has recently been revised by the new administration, which is proposing a budget of approximately $6.0 billion. In addition, the stimulus bill proposes an additional $6.0 billion to be spent over the next two to four years in accelerating clean-up efforts. The DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste.

Our radiological and waste management services are employed primarily by the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government.

Analytical Instruments

According to published sources, in 2007, the analytical instrument market was approximately $36.1 billion in revenues1. Going forward, the global analytical instrument market is forecasted by industry reports to show solid growth, and assuming no macro-economic changes, should have sales in excess of $48.9 billion by 20122. We do not currently operate in the analytical instruments market, but we plan to do so in the future.

Currently, there are over 60 types of analytical instruments being sold into a variety of markets worldwide. Analytical instruments for life sciences represent the largest single segment with annual sales of approximately $9.4 billion; sales of separations are approximately $6.2 billion; and sales of molecular spectroscopy instrumentation are approximately $3.3 billion. Instrument companies within these segments currently have higher valuations due to higher growth rate expectations. Over time, the growth rates and valuations of individual segments tend to vary as new instrumentation areas develop, demand for older instruments levels off or new technology and regulations render older instruments obsolete.

Technologists, regulators and managers around the world rely on analytical and life science instrumentation in the pursuit of knowledge in all types of industries, from drug development and research, to polymers and plastics, to environmental monitoring. The number of different types of instruments and technologies employed is almost as large as the number of applications for which they are used. These life science and analytical instruments are based on various chemical separations as well as optical and other techniques each of which have strengths in analyzing specific materials and compounds.
 _____________
1 Strategic Directions International, Inc., The Laboratory Analytical and Life Science Instrumentation Industry, Market Forecast: 2007-2012, SDi’s Global Assessment Report, 10th Edition, September 2008, page 21
2 Strategic Directions International, Inc., The Laboratory Analytical and Life Science Instrumentation Industry, Market Forecast: 2007-2012, SDi’s Global Assessment Report, 10th Edition, September 2008, page 42

Technological advancements and the search for production efficiency are driving the demand for application-specific laboratory analytical instruments and services globally. Market developments include a trend toward integrated instrumentation and software as well as extensive research in biochemistry, drug discovery, homeland security and environmental testing. Greater emphasis on quality control in manufacturing processes and economic prospects are also driving demand.

Improvements in instrument design, such as miniaturization, incorporation of software and unattended operation with automated sample handling, are aiding customers to maximize productivity and minimize costs. Vendors are focusing on compatibility of instruments with research facilities such as lab-on-a-chip and laboratory information management systems to enable complete interconnectivity. Application-specific equipment, such as surface analyzers for semiconductor chips and infrared spectrometers, are increasing the demand for these instruments as a whole.

Analytical instruments are found in over 200,000 laboratories around the world. Until recently, the major markets were the U.S., Western Europe and Japan. Recently, countries such as China, Taiwan and South Korea are becoming major purchasers of all types of analytical instruments.

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

Analytical Laboratory Services

Services

We operate a network of laboratories in the U.S. In addition to three radiochemistry laboratories, we also operate a stable chemistry laboratory, which provides analyses for traditional samples and for radioactive mixed waste samples. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. The company and its predecessors have served the nuclear industry since 1948 with the opening of a laboratory in Richmond, California. In addition, we have laboratories in Albuquerque, New Mexico; Oak Ridge, Tennessee; and Exton, Pennsylvania.

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

We have extensive experience in the transuranic characterization of samples generated by the nuclear utility industry, by nuclear fuel processors, and by DOE and DOD facilities. Transuranic isotopes are those radioactive substances found in the atomic weapons and nuclear industries that must be isolated and disposed of in order to produce clean sites that can be returned to industrial use. We have specifically designed procedures to dissolve any refractory transuranic substances that may be present in samples from the nuclear fuel cycle. We can also perform radio-bioassays to detect and quantify radioactive substances in body fluids and excretions. Our laboratories use a broad range of analytical techniques and instrumentation. However, we work in the environmental range of analyses and do not undertake to perform high-level (hot laboratory) analyses.

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

Regulation

While our business has benefited substantially from increased governmental regulation of hazardous wastes, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. Environmental testing laboratories like those we operate are subject to a variety of certifications. We believe that we have acquired all operating permits and approvals required for the current operation of our business. We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. Compliance with federal state and local environmental provision has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or our competitive position. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

Our laboratories hold the appropriate permits and licenses from the DOE, DOD, United States Corps of Engineers, Navy, Nuclear Regulatory Agency and from over 26 states.

Clients and Contracts

The largest component of our laboratory business is with the federal government and its prime contractors. We service more than 100 clients overall. We generally have long-standing relationships with our clients, averaging more than ten years with our top ten clients. Our clients include federal agencies, prime contractors to the federal government, state regulatory agencies and leading companies in the environmental marketplace.

Our strategy is to develop and maintain ongoing relationships with a diversified group of customers who have recurring needs for environmental services. We strive to be recognized as a reliable and high quality supplier of laboratory testing services based upon quality, responsiveness, customer service, information technologies, breadth of analytical techniques and cost effectiveness.

Laboratory pricing is based upon fixed unit pricing. In this process, clients are invoiced for each analysis based on a fixed price for each substance that is analyzed, the type of report and quality assurance desired, the turn-around time, and the total price is determined by the number of corresponding analyses. Discounts may be provided for large volumes. Premiums are added for faster turn-around times of analyses. The laboratories have no cost-plus-fixed-fee contracts.

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

Our major environment services client is the federal government, either directly or through its prime contractors. Our experience dates back to 1989 when we had our first contracts at the DOE’s Los Alamos and Waste Isolation Pilot Plant, or WIPP.

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

The current personnel of our environmental services operations consist of over 36 professionals, who include environmental scientists and engineers, health physicists and nuclear engineers. The staff members hold professional certifications and registrations such as Certified Environmental Trainer, Safe Drinking Water Act Compliance Sampler, Hazardous Waste Specialist, Hazardous Substances Professional, Registered Environmental Manager, Certified Hazardous Materials Manager, New Mexico Water Systems Operator Levels I through IV and New Mexico Wastewater Systems Operator Levels I through IV. Several of our employees have DOE security clearances.

As an outgrowth of its radiological characterization expertise, our staff developed, for its own use, a gamma spectral analysis software tool, or SNAP™, which we have used on projects at Los Alamos, Rocky Flats Environmental Technology Site, and Idaho National Engineering and Environmental Laboratory, or Idaho National Laboratory. This software tool allows an experienced gamma spectral analyst more flexibility in performing peak identification, source modeling, and assay calculations than other similar, commercially available software. SNAP is used by customers at Los Alamos, Sandia National Laboratories, and at the U.K. atomic agency in Aldermaston, England.

Clients and Contracts

We manage and perform certain contracts for clients at Los Alamos, Idaho National Laboratory, Oak Ridge National Laboratory, or Oak Ridge, and for the New Mexico Environment Department. At Los Alamos, where we have supported waste management and environmental protection programs since 1989. Our work includes task order contracts to provide radiological waste characterization services and waste management technical support services, as well as a subcontract to manage environmental protection programs for the LANS. We have provided radiological characterization services in support of closure activities at various sites, and radiological characterization in support of waste retrieval operations at Idaho National Laboratory since 2003. We have provided on-call, statewide hazardous materials incident response services to the New Mexico Environment Department since 1997.

Our waste management expertise includes comprehensive waste certification and characterization support activities for transuranic wastes destined for WIPP. We have provided WIPP certification support at numerous DOE sites including Hanford (Washington State) Reservation Site (Hanford Reservation), Los Alamos, Idaho National Laboratory, Oak Ridge, Argonne National Laboratory-East and Lawrence Berkeley National Laboratory, and we have operated mobile transuranic waste characterization systems at Nevada Test Site and Argonne National/Laboratory-East. The environmental group has multiple-year basic ordering agreement contracts at Los Alamos. One contract is an environmental support contract to LANS, the prime contractor at Los Alamos, which generates a base of approximately $1.7 million per year. Our Los Alamos contract with LANS was renewed in November of 2008 for one year and an extension for one more year is anticipated. Eberline Services has been contracted for this scope of work for the last nine years, as a subcontractor to LANS, and KSL Services JV, the predecessor of LANS.

Since 1994, ESHI has provided radiological and industrial hygiene support, quality assurance, and safety services as a pre-selected subcontractor to both, Bechtel Hanford, Inc., and Washington Closure Hanford, LLC, or WCH, at the Hanford Reservation. The Hanford Reservation is the largest complex within the DOE, and the clean-up program is anticipated to extend beyond 2035. From 1994-2008, ESHI generated over $140.0 million in revenue from subcontracting work between the two contractors.

Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc, or ERC. However, the ERC contract expired on August 30, 2005 and the DOE awarded the successor contract, the River Corridor Contract, or RCC, to WCH. WCH pre-selected ESHI as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the RCC contract has substantial incentives for the team to complete the project in seven years. ESHIs’ current contract relationship with WCH is on a year-to-year basis with extensions to the base contract through 2015. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the federal government. Based in Richland, Washington, ESHI has approximately 182 employees. It has a contract with the Hanford Atomic Metal Trades Council labor bargaining unit and employs radiological control and industrial hygiene technicians to support Hanford Reservation projects. The Hanford Reservation contract with WCH is the largest held by us and accounts for approximately 61% of our total revenues.

At the Hanford Reservation site, we provide radiation protection services for the excavation, decontamination, and decommissioning of reactors, area surveillance maintenance and transition facilities, area remedial action and waste disposal sites, the Environmental Restoration Disposal Facility for the underground disposal of low-level wastes, the ground water project and the complex decontamination and decommissioning of the plutonium processing facility. The services provided by our radiological personnel include:

•	Maintaining adequate staffing of radiological control technicians and radiological control supervisors for the projects to detect and prevent the exposure of personnel to radiation;
•	Performing and document radiation, contamination and airborne surveys;
•	Writing and approve radiological work permits;
•	Writing and implementing procedures and work instructions to ensure compliance with federal regulations for conducting work in areas that cause exposure to radioactivity;
•	Providing program and inventory support for the radiological instrumentation and source control programs;
•	Maintaining and providing input for radiological worker and workplace monitoring metrics;
•	Providing radiation surveys of large contaminated open areas on the Hanford Reservation site using proprietary global positioning system, or GPS, and laser-assisted radiological mapping systems; and
•	Maintaining a cadre of certified instructors that provide radiological training.

We have established an excellent record for working safely in an environment consisting of radioactively contaminated condemned buildings and nuclear reactors, contaminated excavation sites with steep slopes and trenches, and in the vicinity of heavy equipment. In spite of the fact that approximately 182 technicians and supervisors are deployed daily to work in excavation sites, old buildings and facilities, we had only one lost-time injury in the 10-year ERC history and have passed a milestone of one million hours worked without lost-time injury on the RCC.

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

For the previous two years ended December 28, 2008 and December 30, 2007, the federal government and its prime contractors accounted for more than 90% of our consolidated revenues. Only two contracts, the contract at Los Alamos National Laboratory, or Los Alamos, for which the prime contractor is Los Alamos National Security, LLC, or LANS, and the RCC, for which the prime contractor is WCH, accounted for approximately more than 73% of our consolidated revenues. Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, the inability to win new government contracts would have a material adverse effect on our business and financial condition.

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

If and when we acquire an analytical instrument business and enter that market, competition in that market will be intense. Currently, there are hundreds of analytical instrument companies worldwide. Sizes range from a few million dollars to over a billion dollars in analytical instrument revenues. The top ten analytical instrument companies represent approximately 38% of the overall market.

Proprietary Technology

We have developed substantial proprietary technology and have established and maintain an extensive knowledge of the leading commercially available technologies. We incorporate these technologies into the environmental services that we provide to our customers. We currently hold three patents and 15 trademarks in the U.S., and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

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

Defensible, cost-effective waste characterization capability is essential to the remediation of contaminated sites and waste management. SNAP yields the following benefits:

•	Cost savings over standard characterization techniques;
•	Small, light-weight, portable and battery-powered instrumentation that lends its use to remote deployment;

•	Digital storage of data on the locations and concentrations of contaminants and display of the data in near real-time;
•	Ability to assay all sizes and shapes of waste packages;
•	Portable non-destructive assay technology yielding excellent detection limits in addition to accurate radionuclide quantification; and
•	Data on isotopes, concentration levels and locations (rather than just activity levels).

Considering the high cost of transuranic waste management and disposal, reductions such as these have produced significant cost savings for our clients. We believe that the use of SNAP has reduced disposal costs at the WIPP site.

SGS: Segmented Gate System

The SGS is a technology that separates radioactively contaminated soil from clean soil. The SGS is a combination of sophisticated conveyor systems, radiation detectors and computer controls that remove contaminated soil from a moving feed supply on a conveyor belt. It significantly reduces the volume of contaminated soils requiring treatment and disposal, enabling large cost savings. The clean soil stream is diverted for return to the site or cheaper disposal options. The SGS has been successfully used to remediate over 200,000 cubic yards of plutonium-contaminated soil on Johnston Atoll, which is a large environmental restoration project, which involves a significant volume reduction of radioactively contaminated soil. The system has also processed over 15,000 cubic yards of soils contaminated with various radionuclides at many DOE and DOD sites across the U.S. The system was employed at a commercial site in Louisiana to remediate soil contaminated with radionuclides from oil field operations.

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

•	Survey detectors can be hand-carried or mounted on a vehicle for large area surveys.

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

•	GPERS and LARADS automatically acquire and store radiation and positioning data as the technician moves from location to location providing a continuous record in retrievable format;
•	The radiation data is acquired every second and can be merged, averaged and evaluated without subjective operator interpretation;
•
The need for manual data entry is eliminated because data is collected and stored in database format. This eliminates transcription errors and position errors, and also allows the position data to be reported in any commonly used coordinates system;

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

LARADS: Laser-Assisted Ranging and Data System is a radiological surveying instrument that automates the collection of indoor radiation measurement data. LARADS reduces labor costs to characterize the interior surfaces of buildings where GPS tracking is unavailable. This system integrates standard radiation monitoring equipment with a laser positioning total system to locate elevated levels of radioactive contamination. Both GPERS and LARADS databases can be overlaid on digital photographs, computer aided design drawings, and drawings generated by the system to visually depict the characterization data.

LARADS offers two advantages over the GPERS systems in that:

•	It can be used inside a building or facility, while the GPERS requires a view of the sky; and
•
Its positional accuracy, and hence detector velocity, are much more precise. This allows greater control of survey scan rates, and post-processed minimum detection analyses are much more accurate. The LARADS includes an alarm to alert the surveyor if the velocity user-set point is exceeded.

The resulting color-coded data maps are helpful tools for evaluating site conditions and providing pre-job briefings. This system is coupled with conventional radiation detectors for indoor surveys or surveys where higher positional accuracy is desired (less than two centimeters). The LARADS system can be (and has been successfully) mounted on automated platforms to allow surveys of walls and ceilings without the use of ladders and scaffolds, minimizing the risks to personnel accessing these types of equipment.

Research and Development

In 2008, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments, the cost of which was not material. The development budget for the first instrument is approximately $250,000.

Employees

As of December 28, 2008, the company and its subsidiaries employed approximately 314 active full-time employees and 6 part time employees. Included in this group are approximately 150 employees at the Hanford Reservation who are covered under a collective bargaining agreement. One of our subsidiaries has a contract with the Hanford Atomic Metal Trades Council. We have a good relationship with the union. In general, we believe that our relationship with our employees is satisfactory.

Item 1A. Risk Factors.

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the value of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading ‘‘Warning Concerning Forward-Looking Statements’’ before deciding whether to invest in our securities.

We have incurred losses, and these losses may continue in parts of our business.

For the years ended December 28, 2008 and December 30, 2007, we reported net losses. As DOE closes facilities, it may mean fewer projects and samples for analytical services and environmental services.

We are substantially dependent on contracts with the U.S. Government.

Over 90% of our revenue is derived, directly or indirectly, from contracts with the federal government. The environmental group has multiple-year basic ordering agreement contracts in two areas at Los Alamos. The first is a five-year ID/IQ contract for waste management which is nearing the end of its life. With the change in management at Los Alamos, the contract may not be renewed or fully utilized as the laboratory management determines the new direction of Los Alamos. The second is an environmental support contract to LANS, the prime contractor at Los Alamos, which generates approximately a base of $1.7 million per year.

Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. However, the ERC contract expired on August 30, 2005, and the DOE awarded the successor contract, the RCC, to WCH. WCH pre-selected ESHI as a subcontractor, and we continue to provide services to the site-wide clean-up effort. ESHI’s current contract relationship with WCH is on a year-to-year basis with extensions to the base contract through 2015.

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

Our laboratories conduct fixed-price sample business, which constitutes over 23% of our revenues. Fixed-price contracts may have unanticipated or unforeseeable cost increases that could have a material adverse impact on our financial condition if we underbid these contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

•	underestimation of costs;
•	problems with the appropriate choice of technologies;
•	unforeseen costs or difficulties;
•	delays beyond our control; and
•	economic and other changes that may occur during the contract period.

It is possible that future federal audits performed by the Defense Contract Audit Agency, or DCAA, on cost-plus-fixed-fee and related types of government contracts may determine that there have been overpayments to us by the government. Any related settlement of that sort may create a liability for the company. In the past, settlements had the opposite effect with the company recouping additional funds. The possibility, however, does exist for overbilling due to incorrect provisional overhead rates in a given year.

We perform services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, we were party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, we received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. In January 2009, the company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

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

Our primary growth strategy is to acquire and operate analytical instruments businesses. Promising acquisitions are difficult to identify and complete for a number of reasons. For example:

•	we may fail to identify suitable acquisition candidates or to acquire additional companies on favorable terms;
•	we may fail to obtain the necessary financing, on favorable terms or at all, for any of our potential acquisitions;
•	we may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls; and
•	these acquired companies may not perform as we expect.

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

Our success depends on the contributions of our key management, especially our Chief Executive Officer, Arvin Smith, and our Chairman, John Hatsopoulos. Their respective ages are 79 and 74. We expect that our future market capitalization will be in significant part dependent on the reputation of these individuals. We do not have employment contracts with either of these individuals, and we do not maintain key person insurance on any of our employees, officers, or directors. The loss of the services of either of these individuals would likely have a material adverse effect on our business and prospects.

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

Historically, we experience lower revenues in the first calendar quarter primarily due to weather conditions. Also, because we have a heavy concentration of federal government contracts, the federal appropriations process may significantly affect our operating results. However, variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter.

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

Our ability to access capital for the repayment of debts and for future growth is limited as the financial markets are currently in a period of disruption and recession and the company does not expect these conditions to improve in the near future.

Currently and throughout 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The deteriorating conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. A continued recession or a depression could adversely affect the financial condition and results of operations of the company. More specifically, these market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations. Furthermore, our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Trading of our common stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If and when our common stock becomes publicly traded, it will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two properties and lease office space at four locations. Our operational headquarters are located on four acres in Albuquerque, New Mexico and consists of combined laboratory, office and storage space, and our principal executive offices are located in Waltham, Massachusetts. Our Analytical Laboratories segment includes facilities the company owns in Albuquerque, New Mexico consisting of 14,449 square feet and Richmond, California consisting of approximately 20,000 square feet. The company leases facilities in Exton, Pennsylvania consisting of 11,256 square feet and Oak Ridge, Tennessee consisting of approximately 10,000 square feet. Our Environmental Services segment leases office space in Richland, Washington consisting of approximately 6,000 square feet. We believe that our facilities are appropriate and adequate for our current needs.

Item 3. Legal Proceedings.

As of December 28, 2008, the company was a party to two lawsuits with former employees over their terminations.
The first lawsuit with Wendling is at the Superior Court in Benton County in the State of Washington, where we asked for summary judgment on March 18, 2009. The second lawsuit with Voss is at the 2nd Judicial Court in Bernalillo County in the State of New Mexico, where the case is still in the discovery phase. We anticipate that we will prevail in both cases and do not expect either litigation or any other legal activity will have a materially adverse affect on our business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

Market

Our common stock is not currently traded on any stock exchange or electronic quotation system.

Holders

As of March 27, 2009, the number of holders of record of our common stock was 27.

Dividends

We currently intend to retain earnings, if any, to fund the development and growth of our business and, do not anticipate paying cash dividends in the foreseeable future. See “Note 8 – Related party transactions” to our consolidated financial statements for a one-time dividend that was declared in December 2007.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the company during fiscal year 2007. Also included is the consideration, if any, we received and information relating to the section of the Securities Act of 1933, as amended, or the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Common Stock

On August 31, 2007, the company raised $718,529 in a private placement of 102,647 shares of common stock, representing 3.4% of the total shares then outstanding, at a price of $7.00 per share. Prior to this transaction, the company had 3,000,000 shares of common stock outstanding. No underwriters were involved in the foregoing sales of securities; however, in connection with such transaction, R.F Lafferty & Co., Inc. received a cash commission of $31,112. All of the purchasers were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder.

Restricted Stock Grants

On November 13, 2007, the company made restricted stock grants to its independent directors by permitting them to purchase an aggregate of 15,000 shares of common stock, representing 0.5% of the total shares then outstanding, at a price of $0.01 per share. Of those shares, 25% vest on the first anniversary of the grant date and then an additional 25% vest on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s common stock becomes publicly-traded. Prior to this transaction, the company had 3,102,647 shares of common stock outstanding. Such transactions were exempt from registration under the Securities Act under Section 4(2), and/or Regulation D thereunder. No restricted stock awards were granted in 2008.

Stock Options

On November 13, 2007, the company granted nonqualified stock options to purchase 230,000 shares of the company’s common stock to 44 employees at a price of $7.00 per share. Those shares vest in equal installments over a period of 5 years from the date of the grant and expire in 7 years. Such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder. No stock option awards were granted in 2008.

Rule 144

Pursuant to Rule 144 under the Securities Act, in general, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned shares of our common stock for more than six months but less than one year would be entitled to sell an unlimited number of shares. Sales under Rule 144 during this time period are still subject to the requirement that current public information is available about us for at least 90 days prior to the sale. After such person beneficially owns shares of our common stock for a period of one year or more, the person is entitled to sell an unlimited number of shares without complying with the public information requirement or any of the other provisions of Rule 144. As of March 27, 2009, all of our shares of our common stock are eligible for resale under Rule 144.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” beginning on page 9 of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recently, there has been a slowdown in the economy, a decline in the availability of financing from the capital markets, and a widening of credit spreads which has, or may in the future, adversely affect us to varying degrees. Such conditions may impact our ability to meet obligations to our suppliers and other third parties. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital.

General Overview

The company continues to review potential opportunities in the instrument business with the intent to make acquisitions that will build a base in the instrumentation market. As of December 28, 2008, we had not identified an opportunity that meets our financial requirements for an initial acquisition. For the year ended December 28, 2008, Eberline Services and its subsidiaries comprised 100% of the company’s sales. Eberline Services primarily provides services to the federal government contracting market for nuclear and environmental services. We believe the present level of government expenditures for the Hanford Reservation Site and Los Alamos will remain relatively stable.

Business Overview

We provide radiological characterization and analysis; hazardous, radiological, and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We provide labor-based consulting, engineering, and technical services, as well as measurement and detection services; we are not in the business of creating, treating, storing, transporting or disposing of hazardous waste. Our network of radiochemistry laboratories is an experienced provider of radiological services. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. Our laboratories are located in California, New Mexico, Pennsylvania and Tennessee. The laboratories generate a small amount of waste in the analytical processes. We dispose of all waste in accordance with specific guidelines. Sample volume and laboratory productivity have not improved sufficiently in recent years. As a result, the laboratories have not been profitable. We have taken steps to improve productivity but still have substantial work to meet profit goals. In recent months sample flow has moderately increased and depending on DOE spending we anticipate that there should be further increases in laboratory work.

We derive the majority of our revenues directly or indirectly from contracts with the federal and state governments. Two contracts account for approximately 73% of Eberline Services’ total sales: the RCC in Richland, Washington, and the LANS at Los Alamos. At the Hanford Nuclear Reservation in Richland, Washington, we provide radiological support services to WCH, a prime contractor to the DOE. In Los Alamos, New Mexico, we provide technical services to LANS, a prime contractor to Los Alamos. Additionally, our laboratories derive the large majority of their revenues from the analysis of samples collected from government funded clean-up sites by the prime contractors or other subcontractors; a minor portion of our laboratory revenues is derived from other government agencies and commercial customers.

Our business base is primarily comprised of cost-plus fee contracts. Under these contracts, we recover our allowable costs plus either a fixed fee or an incentive fee. For cost-plus contracts, we recognize revenue based on the actual costs we incur, plus earned fees. We bill cost-plus fixed fee contracts at approved, predetermined provisional billing rates. We adjust billing rates as needed to minimize over-billed or under-billed variances at contract closeout.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R), which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in Statement of Financial Accounting Standards No. 157, or SFAS No. 157. SFAS No. 141(R) is effective for the company for acquisitions that occur beginning in 2009. The effects of SFAS No. 141(R) on our financial statements will depend on the extent that the company makes business acquisitions in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, or SFAS No. 160, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the company at the beginning of 2009. The company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2009 and expects this new accounting standard to have no impact on the company’s current financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP No. 157-2. The adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. The company does not expect SFAS No. 157 to have a material impact on its results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of Statement of Financial Accounting Standards No. 133”, or SFAS No. 161. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. The company does not expect SFAS No. 161 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the U.S. SFAS No. 162 became effective on November 15, 2008, and did not have a material impact on the company’s results of operations and financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the company and its subsidiaries Eberline Services, ESHI, EAC, Benchmark Environmental Corp., and Lionville. We eliminate all significant inter-company transactions.

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

The company is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are allocated with operational fringe, overhead, general and administrative expenses and fees, and are presented as “unbilled contract receivables” on our balance sheet contained herein.

Time-and-Materials Contracts. Revenue from “time and material” contracts is recognized on the basis of man-hours utilized plus other reimbursable contract costs incurred during the period.

Fixed-Price Contracts. Revenue from “fixed-price” contracts is recognized on the percentage-of-completion method.  For fixed-price contracts, the amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method).  However, when it becomes known that the anticipated final total cost will exceed the contract amount, the excess of cost over the contract amount is immediately recognized as a loss on the contract. Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project (greater than 10% complete). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable) and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The company did not have any open fixed-price contracts at year end.

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

Accounts Receivable

Accounts receivable are carried at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded in revenue when received.

Unbilled Contract Receivables

Costs related to work that has been completed and performed, for which revenue has been recognized but are not yet fully billed, are classified as “unbilled contract receivables.”

Sales Concentration Risk

We derive approximately 73% of total revenues from two, cost-plus-fixed-fee contracts at DOE sites in Richland, Washington and Los Alamos, New Mexico. Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc. However, the ERC contract expired on August 30, 2005, and the DOE awarded the successor contract, the RCC, to WCH. WCH pre-selected ESHI as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the RCC contract has substantial incentives for the team to complete the project in seven years. ESHIs’ current contract relationship with WCH is on a year-to-year basis with extensions to the base contract through 2015. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the government.

Nearly 90% of all sales, including laboratory sales, are derived from contracts with federal, state or local government. Political forces and events can substantially affect our revenue as government agencies shift their spending priorities. The last three years have seen a reduced focus on “clean-up work” as the government has increased its attention to homeland security.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test in the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. SFAS No. 142 requires that goodwill be capitalized at cost and tested annually for impairment. The provisions of SFAS No. 142 require that the company perform a two-step impairment test on goodwill. In the first step, the company compares the fair value of each reporting unit to its carrying value. Fair value is estimated using a combination of valuation techniques, including discounted cash flows, market multiple approach and precedent transaction analysis. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

In connection with the acquisition of Eberline Services the company conducted valuations of the assets acquired in order to allocate the purchase price in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141. In accordance with SFAS No. 141, the company allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill, as no other intangible assets were identified.

Goodwill for Eberline Services in the amount of $2,740,913 (inclusive of accumulated amortization of $143,923) was considered to be not impaired on December 28, 2008, and December 30, 2007, as tested in accordance with SFAS No. 142. Prior to the adoption of SFAS No. 142, the company amortized goodwill in accordance with GAAP.

Income Taxes

Income taxes are prepared and recorded in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

Results of Operations for the Years Ended December 28, 2008, and December 30, 2007

Fiscal 2008 Compared with Fiscal 2007

The following table summarizes the results for the fiscal year 2008 as compared to the same period for 2007. Our total revenues were derived from the services business of Eberline Services and its subsidiaries.

			Dollar	Percent
	2008	2007	Change	Change

Net Revenues
Environmental Services	$25,092,116	$25,607,385	$(515,269)	-2.0%
Analytical Laboratories	7,607,567	7,382,079	225,488	3.1%
Instruments	-	-	-	0.0%
	32,699,683	32,989,464	(289,781)	-0.9%

Cost of sales
Environmental Services	22,996,208	22,980,191	16,017	0.1%
Analytical Laboratories	7,631,987	7,625,950	6,037	0.1%
Instruments	-	-	-	0.0%
	30,628,195	30,606,141	22,054	0.1%

Gross margin from operations
Environmental Services	2,095,908	2,627,194	(531,286)	-20.2%
Analytical Laboratories	(24,420)	(243,871)	219,451	-90.0%
Instruments	-	-	-	0.0%
	2,071,488	2,383,323	(311,835)	-13.1%

Total general & administrative expense	2,597,009	2,738,813	(141,804)	-5.2%

Operating loss	(525,521)	(355,490)	(170,031)	47.8%

Other income (expense)
Miscellaneous income	24,336	10,323	14,013	135.7%
Interest income	122,388	40,619	81,769	201.3%
Interest expense	(488,373)	(252,716)	(235,657)	93.2%
Total other expense	(341,649)	(201,774)	(139,875)	69.3%

Loss before income taxes	(867,170)	(557,264)	(309,906)	55.6%

Income tax benefit	123,531	160,954	(37,423)	-23.3%

Net loss	$(743,639)	$(396,310)	$(347,329)	87.6%

Earnings per share calculations
Weighted average shares outstanding	3,102,647	3,034,591
Net loss per share - basic and diluted	$(0.24)	$(0.13)

Revenues

Revenues in 2008 were $32,699,683 compared to $32,989,464 for the same period in 2007, a decrease of $289,781 or 0.9%. The decrease in revenues was primarily due to decreased work scope at the Environmental Services segment, which was partially offset by an increase in our Analytical Laboratory segment.

Revenues from our Environmental Services in 2008 were $25,092,116 compared to $25,607,385 for the same period in 2007, a decrease of $515,269 or 2.0%. Our Environmental Services contributed 76.7% to total revenues in 2008 versus 77.6% in 2007. The decrease in revenues was primarily due to lower revenues in the non-government environmental services contracts.

Revenues from our Analytical Laboratories in 2008 were $7,607,567 compared to $7,382,079 for the same period in 2007, an increase of $225,488 or 3.1%. Our Analytical Laboratories contributed 23.3% to total revenues in 2008 versus 22.4% in 2007. The increase in revenues was primarily due to increased sample volume across the entire business segment, although we did terminate part of the work at our Albuquerque laboratory.

Cost of Sales

The cost of sales in 2008 was $30,628,195 compared to $30,606,141 for the same period in 2007, an increase of $22,054 or 0.1%. The increase in cost of sales was primarily due to increased direct labor at our DOE sites, increased reimbursable travel expenses and increased reimbursable subcontract expenses.

The cost of sales from our Environmental Services in 2008 was $22,996,208 compared to $22,980,191 for the same period in 2007, an increase of $16,017 or 0.1%. The cost of sales from our Analytical Laboratories in 2008 was $7,631,987 compared to $7,625,950 for the same period in 2007, an increase of $6,037 or 0.1%.

Gross Profit (Loss)

Gross profit in 2008 was $2,071,488 compared to $2,383,323 for the same period in 2007, a decrease of $311,835 or 13.1%. The gross profit margin decreased to 6.3% in 2008 from 7.2% in 2007. The decrease in the gross profit was primarily due to the completion of two fixed unit rate commercial contracts that had higher margins. Historically, fixed-price and fixed-unit rate commercial projects afford a higher gross profit margin than cost-type government contracts.

The gross profit from our Environmental Services in 2008 was $2,095,908 compared to $2,627,194 for the same period in 2007, a decrease of $531,286 or 20.2%. The gross profit margin in our Environmental Services decreased to 8.4% in 2008 from 10.3% in 2007. The gross loss from our Analytical Laboratories in 2008 was $24,420 compared to a loss of $243,871 for the same period in 2007, due to the revenue increase at our Lionville laboratory and more efficient cost control. Our Analytical Laboratories had negative gross profit margins in both years.

Operating Expenses

General and administrative expenses in 2008 were $2,597,009 compared to $2,738,813 for the same period in 2007, a decrease of $141,804 or 5.2%. The general and administrative cost decrease was due to staff reductions and other cost controls.

Operating Loss

The operating loss in 2008 was $525,521, compared to a loss of $355,490 for the same period in 2007. The increase operating loss was due to the overall reduction in commercial services contracts.

Other Income (Expense)

Other expenses in 2008 were $341,649 compared to $201,774 for the same period in 2007, an increase of $139,875 or 69.3%. Interest and other miscellaneous income was $146,724 in 2008 compared to $50,942 in 2007. The increase was primarily due to the interest associated with the convertible debenture raised during the year. In July 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. Interest expense was $488,373 in 2008 compared to $252,716 in 2007.

Provision for Income Taxes

We recorded a tax benefit of $123,531 in 2008 compared to a tax benefit of $160,954 for the same period in 2007.

Net Loss

We incurred a net loss of $743,639 in 2008 compared to a net loss of $396,310 for the same period in 2007.

Liquidity and Capital Resources

Consolidated working capital at December 28, 2008 was $13,279,653, compared to $2,578,668 at December 30, 2007. Included in working capital were cash, cash equivalents and short-term investments of $11,383,800 as of December 28, 2008, compared to $1,206,722 at December 30, 2007. The increase in working capital was a result of cash raised from the convertible debenture offering.

Cash provided by operating activities was $207,397 in 2008, compared to $88,719 in 2007. Our net receivables balance increased to $3,036,225 in 2008 compared to $2,977,812 at December 30, 2007, primarily due to a decrease in receivables in our Environmental Services segment, offset by an increase in our Laboratory segment receivables resulting in a decrease in cash of $58,413. Our unbilled contract receivables decreased to $776,988 in 2008, compared to $952,339 at December 30, 2007, resulting in an increase in cash of $175,351. The decrease in the unbilled contract receivables is primarily due to billing timing and utilized provisional rates associated with our cost-plus-fixed-fee contracts. Our prepaid expenses decreased to $250,324 in 2008, compared to $301,962 at December 30, 2007, resulting in an increase in cash of $51,638. The decrease in the prepaid expenses is primarily due to the normal expensing of prepaid insurance during the year. Our other receivables increased to $183,658 in 2008, compared to $16,177 at December 30, 2007, resulting in a decrease in cash of $167,481 due to the deposit requirements for the new Lionville facility as well as interest income accrued but not received through the end of the year. Income tax receivables increased to $302,391 in 2008, compared to $171,869 at December 30, 2007, resulting in a decrease of cash of $130,522. The increase in tax receivable is the amount eligible for refund against taxes paid in prior periods.

Accounts payable increased to $1,015,715 in 2008, compared to $803,220 at December 30, 2007, resulting in an increase in cash of $212,495 due to the increased expenditures related to the relocation of the Lionville facility. Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $1,835,665 in 2008 compared to $1,693,712 at December 30, 2007, resulting in an increase in cash of $141,953 due to an increase in accrued employee related costs. Our accrued interest balance associated with the subordinated notes decreased to $601,328 in 2008, compared to $812,883 at December 30, 2007, resulting in a decrease in cash of $211,555, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in 2008 for purchases of property, plant and equipment we expended $918,215 and had proceeds of $25,036. We also purchased $10,349,059 for short-term investments. The company’s net financing activities provided $11,242,238 of cash in 2008 primarily due to funds raised by the convertible debenture offering.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2009.

Seasonality

Our revenues may fluctuate significantly due to a number of factors, including:

•	the seasonality of the spending cycle of our public sector clients, notably the federal government;
•	employee hiring and utilization rates;
•	the number of client projects commenced and completed during a quarter;
•	delays incurred in connection with a project;
•	the ability of our clients to terminate projects without penalties; and
•	weather conditions at specific work sites.

Historically, we experience lower revenues in the first calendar quarter primarily due to weather conditions. Also, because we have a heavy concentration of federal government contracts the federal appropriations process may significantly affect our operating results. In the absence of appropriated budgets, the continuing resolution method of funding for departments such as DOE can result in restrictions on certain projects. Recent history indicates that government spending within DOE for our types of services is greater in our second and third fiscal quarters. Also, much of our effort in both Environmental Services and Laboratory are in support of decommissioning and remediation projects, which are easier to conduct in the warmer months. Since our services work is project based rather than production based, the award of a large contract for a limited time can cause fluctuations in the quarterly revenues. However, variations in any of the above factors could cause significant fluctuations in our operating results from quarter to quarter.

Inflation

We provide radiological services and operate a radiochemistry laboratory network. The major component of our costs is our personnel and associated fringes. Since the majority of our contracts are cost-plus based contracts, we are able to pass along the effects of inflation. In our laboratories, however, since our services are primarily priced on a fixed unit price basis we are less flexible to deal with the effects of inflation. Inflation may cause our cost of goods sold to increase, and therefore lower our return on investment and depress our gross margins. The laboratory revenue in 2008 was approximately 23.3% of total revenue.

Off Balance Sheet Arrangements

The company has no material off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 28, 2008.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers. The address for our directors and officers is c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451.

Name	Age	Position

John N. Hatsopoulos	74	Chairman of the Board
Arvin H. Smith	79	President, Chief Executive Officer and Director
Dr. Richard Chapman	63	Executive Vice President and Chief Operating Officer
Dr. Shelton Clark	61	Vice President, Services
Anthony S. Loumidis	44	Treasurer and Chief Financial Officer
Robert Aghababian	67	Director
Barry S. Howe	53	Director
Theo Melas-Kyriazi	49	Director
William J. Zolner	65	Director
John H. Park	41	Director

There are no family relationships among any of our directors or executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors.

John N. Hatsopoulos has been our Chairman of the Board since 2005. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. He is the Chief Executive Officer of American DG Energy Inc. (OTC BB: ADGE), a publicly traded company in the cogeneration business and he is the Chief Executive Officer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He is also a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the board of directors of that company. He is a member of the board of directors of Antigenics Inc. (NASDAQ: AGEN), American CareSource Holdings, Inc. (NASDAQ: ANCI), TEI Biosciences Inc., and is a “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University as well as honorary doctorates in business administration from Boston College and Northeastern University.

Arvin H. Smith has been our President and Chief Executive Officer since 2005. Mr. Smith is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Mr. Smith was the Chairman of Thermo Instrument Systems Inc., a public subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1997 until 2000, and was President and Chief Executive Officer of that company from 1986 until 1996. He was also an Executive Vice President and member of the operating committee of Thermo Electron. Mr. Smith joined Thermo Electron in 1970, where he held various senior management positions. Prior to joining Thermo Electron and during the early years of the space program from 1959 until 1970, he held positions at NASA headquarters in Washington, D.C, as chief of Solar and Chemical Power Systems in the office of Advanced Research & Technology and at the Jet Propulsion Laboratory. He was also employed by General Dynamics from early 1954 until 1959 as an electronic technician and test engineer in the Aircraft Nuclear Propulsion Programs and also served in the U.S. Navy from 1950 until 1954. Mr. Smith graduated with honors from Texas Christian University and holds bachelor’s degrees in physics and mathematics.

Dr. Richard Chapman has been our Executive Vice President and Chief Operating Officer since 2005. Dr. Chapman is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Dr. Chapman was President, Chief Executive Officer and a Director of ThermoQuest Corporation, a subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1995 until 2000. He was also Senior Vice President of Thermo Instrument Systems, Inc. from 1995 to 2000, and served as Chairman of the Board of Thermo BioAnalysis Corporation from 1995 to 1997, and a Director of Thermo Cardio Systems, Inc., both publicly held subsidiaries of Thermo Electron. He is also a director of OI Corporation (NASDAQ: OICO) and founder and chairman of Axxiom Inc, and holds bachelor’s and master’s of science degrees from the University of North Texas, and a doctorate from Oregon State University.

Dr. Shelton Clark has been our Vice President, as well as the President of the Services Group since 2005. From 1990 to 2001, he served in a number of U.S. and international management positions with Thermo Instrument Systems Inc., a public subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO). Dr. Clark received a bachelor’s of science degree from the University of North Texas and holds a doctorate degree from the University of Texas.

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since 2005. Mr. Loumidis devotes a substantial part of his business time to the affairs of the company. Mr. Loumidis is also the Chief Financial Officer of American DG Energy Inc. (OTC BB: ADGE), a publicly traded company in the cogeneration business, and he is the Vice President and Treasurer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He is also a Partner and President of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is a National Association of Securities Dealers registered representative, holds a bachelor’s degree in business administration from the American College of Greece in Athens and a master’s degree in business administration from Northeastern University.

Robert Aghababian has been a member of our board of directors since 2005. Mr. Aghababian is a tax attorney and former employee of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he served as the Director of Tax for seventeen years. Prior to Thermo Electron he served in a similar position for Pneumo-Abex Corporation. Mr. Aghababian received a bachelor’s degree in business administration from Northeastern University and is a graduate of Boston College Law School.

Theo Melas-Kyriazi has been a member of our board of directors since 2005. Mr. Melas-Kyriazi has been the Chief Financial Officer of Levitronix LLC since June 2006. He worked for Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1986 to 2004, serving in a number of management roles, including Chief Financial Officer from 1999 to 2004. Prior to joining Thermo Electron, Mr. Melas-Kyriazi was a Manager in the private investment-banking firm of Bourgeois Fils & Co., Inc., located in Exeter, New Hampshire. He is a member of the board of directors of Valeant Pharmaceuticals International (NYSE: VRX) since 2003 and of Helicos BioSciences Corporation (NASDAQ: HLCS) since 2007. Mr. Melas-Kyriazi received a bachelor’s degree in economics from Harvard University, and a master’s degree in business administration from the Harvard Graduate School of Business Administration.

Barry S. Howe has been a member of our board of directors since 2006. Mr. Howe was the President, CEO and a director of Electronic Sensor Technology (OTC BB: ESNR) from 2007 to 2008. He was a Corporate Vice President of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 2002 to 2004, in charge of the Measurement & Control Sector. Mr. Howe joined Thermo Electron Corporation in 1986 as an Assistant Corporate Controller and was named President of the Thermo Separation Products subsidiary of Thermo Instrument Systems Inc. in 1989. He served as President and Chief Executive Officer of Thermo BioAnalysis from 1995 to 1998 and President and Chief Executive Officer of Thermo Spectra from 1998 to 2000, and Thermo Optek from 1999 to 2000. In 2000, he became President of the Optical Technologies Sector of Thermo Electron, a sector with 20 business units and over $600.0 million in revenues. Prior to joining Thermo Electron, Mr. Howe was an audit manager with Arthur Andersen & Co. from 1977 to 1985. Mr. Howe received a bachelor’s degree in business administration from Boston University.

Dr. William J. Zolner has been a member of our board of directors since 2007. He is President of Eagle Analytical Services, Ltd., a subsidiary of Professional Compounding Centers of America. From 1993 to 2003, Dr. Zolner worked in various leadership capacities for Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO). From 1997 to 2001 he was President, CEO and Director of Onix Systems Inc., a Thermo Instruments public subsidiary. Prior to 1997, he was President of Thermo Instruments Controls, a wholly owned subsidiary of Thermo Instruments and predecessor of Onix Systems Inc. Dr. Zolner worked for Thermo Electron Corporation from 1971 to 1977 in the environmental instruments division. From 1978 to 1993, he held key management position with divisions of The Bendix Corporation, Combustion Engineering, JWP Inc., and Lear Siegler Measurement Controls. Dr. Zolner received a bachelor’s degree and doctorate in chemical engineering from Northeastern University.

John H. Park has been a member of our board of directors since 2008. He is a Partner and is co-head of the investment committee of Blum Capital since 2004. He currently serves on the board of directors for Avid Technology, Inc., a portfolio company. Prior to joining Blum Capital, Mr. Park spent 11 years at Columbia Wanger Asset Management where he was the Portfolio Manager of the Columbia Acorn Select Fund since inception and Co-Manager of the Columbia Acorn Fund (both of which received Morningstar 5 star ratings during his tenure). In addition, Mr. Park was a Partner at the firm and served as Director of Research as well. Prior to Columbia Wanger Asset Management, Mr. Park was a Summer Associate at Ariel Capital Management and a Financial Analyst at Kidder, Peabody. Mr. Park received his bachelor’s degree and his master’s degree in business administration, both with Honors, from the University of Chicago and is a Chartered Financial Analyst.

Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors. The elected officers of the company will hold office until the next meeting of the board of directors and until their successors are duly elected and qualified, or until their earlier resignation or removal.

Board of Directors

Our board of directors currently consists of seven directors. In addition, our amended and restated by-laws will provide that the authorized number of directors may be changed only by resolution of our board of directors. Each director shall serve for a term ending on the date of the first annual meeting following the annual meeting at which such director was elected; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

Board Committees

Our board of directors has established an audit committee, established in accordance with Section 3(c)(58)(A) of the Exchange Act, and a compensation committee. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The members of our audit committee are Messrs. Howe and Aghababian. The members of our compensation committee are Messrs. Melas-Kyriazi and Aghababian.

Audit Committee

The audit committee’s responsibilities include:
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

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee. Our board of directors has determined that at least one of our audit committee members is an audit committee financial expert. That person is Barry S. Howe who is also independent under NASDAQ rules.

Compensation Committee

The compensation committee’s responsibilities include:
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the company, and persons who own 10% or more of any class of equity interests in the company, to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales and other changes using the SEC’s Form 4, which must be filed within two days of most transactions. Officers, directors and shareholders owning more than 10% of any class of equity interests in the company are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). Based solely on our review of the copies of these reports furnished to us or written representations that no such reports were required, we believe that, during 2008, all filing requirements under 16(a) of the Exchange Act applicable to our executive officers, directors and greater that 10% shareholders were timely met.

Item 11. Executive Compensation.

Before we became a public company, GlenRose Partnership L.P. made decisions on executive compensation for our executive officers. In January 2007, we established a Compensation Committee to be responsible for decisions regarding the company’s executive compensation. The company’s current compensation practices are highly unusual. As is shown in the Summary Compensation Table below, we did not pay our Chief Executive Officer, Arvin H. Smith any compensation in the last two years and do not plan to pay him any compensation in the current year.

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

As is discussed under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, our board of directors and stockholders have adopted our 2005 Stock Option and Incentive Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition, in 2007 the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share.

We currently have no employment or change in control agreements, but we might have such agreements in the future. The following summarizes the compensation earned during fiscal 2008 and 2007 by our Chief Executive Officer and by other executive officers.

SUMMARY COMPENSATION TABLE FOR 2008 AND 2007

			Option	All other
Name and principal position	Year	Salary ($)	awards ($) (3)	compensation ($)	Total ($)

Arvin H. Smith (1)	2008	-	-	-	-
Chief Executive Officer	2007	-	-	-	-

Dr. Richard Chapman	2008	79,997	-	-	79,997
Executive Vice President & COO	2007	79,997	32,201	-	112,198

Dr. Shelton Clark	2008	121,910	-	-	121,910
Vice President, Services	2007	119,154	53,669	-	172,823

Anthony S. Loumidis (2)	2008	80,340	-	-	80,340
Chief Financial Officer & Treasurer	2007	70,230	53,669	5,000	128,899

(1)	Arvin H. Smith did not receive a salary, bonus or any other compensation in 2008 or 2007, and will not receive a salary, bonus or any other compensation in 2009.
(2)	American DG Energy Inc. pays the salary of Anthony S. Loumidis, part of which is reimbursed by the company.
(3)
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of five years was estimated using the simplified stock-based method for “plain vanilla” options as permitted by FASB Staff Accounting Bulletin No. 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The weighted average fair value of options granted in 2007 using the Black-Scholes option pricing model was $2.53 per option.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2008 AND 2007

The following table sets forth information with respect to option awards as of December 28, 2008:

		No. of securities	No. of securities
		underlying	underlying
		unexercised	unexercised	Option	Option
	Year	options (#)	options (#)	exercise	expiration
Name	granted	exercisable	unexercisable (1)	price ($)	date

Arvin H. Smith	2008	-	-	-	-
Arvin H. Smith	2007

Dr. Richard Chapman	2008	-	-	-	-
Dr. Richard Chapman	2007	3,000	12,000	$7.00	11/13/2014

Dr. Shelton Clark	2008	-	-	-	-
Dr. Shelton Clark	2007	5,000	20,000	$7.00	11/13/2014

Anthony S. Loumidis	2008	-	-	-	-
Anthony S. Loumidis	2007	5,000	20,000	$7.00	11/13/2014

(1)	Common stock options that vest in equal installments over a period of 5 years from the date of the grant, which was November 13 2007.

Employment contracts and termination of employment and change-in-control arrangements

None of our executive officers has an employment contract or change-in-control arrangement.

Director Compensation

Each director who is not also one of our employees receives an annual cash compensation of $2,000, effective January 1, 2007. In addition, on November 13, 2007, each independent director received a grant of 5,000 shares of restricted common stock subject to vesting requirements. Non-employee directors also will be eligible to receive stock options under our equity incentive plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director. The following table sets forth information with respect to director compensation for the fiscal year ended December 28, 2008:

DIRECTOR COMPENSATION

	Fees earned or	Stock	All other
Name	paid in cash ($)	awards ($)	compensation ($)	Total ($)

John N. Hatsopoulos	-	-	-	-
Arvin H. Smith	-	-	-	-
Robert Aghababian	2,000	-	-	2,000
Barry S. Howe	2,000	-	-	2,000
Theo Melas-Kyriazi	2,000	-	-	2,000
William J. Zolner	2,000	-	-	2,000
John H. Park	-	-	-	-

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

401(k) Plan and other benefit plans

Our retirement plan, which we refer to as the 401(k) plan, is qualified under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Our employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. We may make matching or additional contributions to the 401(k) plan in amounts to be determined annually by us. To date, we have not made any contributions to the 401(k) plan.

We currently maintain two defined contribution 401(k) plans within Eberline Services. Additionally, employees of the Hanford Reservation site are covered by a multi-employer, defined benefit plan that is not administered by us.

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service, or IRS, annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 28, 2008 and December 30, 2007, Eberline Services contributed approximately $235,625 and $200,768, respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan (the “Plan”). The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government directly reimburses all pension costs. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford Reservation site. For the year ended December 28, 2008, the expense was $456,885.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 28, 2008, and December 30, 2007, employer contributions were $525,913 and $373,490, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The GlenRose Partnership L.P., and the holder of 3,000,000 shares of common stock of the company, dissolved effective as of December 31, 2007. Upon dissolution, the GlenRose Partnership L.P. distributed all of the common stock of the company that it owned to its partners. The partners of the GlenRose Partnership L.P. included certain of the company’s officers and directors. The following table gives effect to such distribution and sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2009, for:

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

The following table sets forth certain information with respect to the beneficial ownership of the company's voting securities by (i) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. The percentages in the following table are based on 3,117,647 shares of common stock issued and outstanding as of March 27, 2009.

	Number of	%
	Shares	of Shares
Name and address of	Beneficially	Beneficially
beneficial owner (1)	Owned	Owned

5% Stockholders:
Blum Strategic Partners IV, L.P (2)	1,714,286	35.48%
Arvin H. Smith (3)	719,311	21.65%
John N. Hatsopoulos (4)	647,882	19.93%
Phillip Frost, M.D (5)	571,535	17.92%
George N. Hatsopoulos (6)	513,954	16.49%
Kenmare (7)	301,324	9.67%
Ralph Wanger Trust (8)	256,977	8.24%
WHI Private Equity Managers Fund LLC (9)	250,053	8.02%

Directors & Officers:
Arvin H. Smith (3)	719,311	21.65%
John N. Hatsopoulos (4)	647,882	19.93%
Dr. Richard Chapman (10)	15,503	0.50%
Dr. Shelton Clark (11)	5,000	0.16%
Anthony S. Loumidis (12)	5,000	0.16%
Robert Aghababian	-	0.00%
Barry S. Howe	-	0.00%
Theo Melas-Kyriazi	-	0.00%
William J. Zolner	-	0.00%
John H. Park	-	0.00%

All executive officers and directors as a group (10 persons)	1,392,696	40.14%

(1)	The address of the officers and directors listed in the table above is: c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts, 02451.
(2)
Includes 1,714,286 shares of common stock that it has the right to acquire pursuant to currently convertible 4% debentures. Based on a Schedule 13D filed with the SEC on August 4, 2008, Blum Strategic Partners IV, L.P’s address is 909 Montgomery Street, Suite 400, San Francisco, California 94133.

(3)
Includes: (a) 513,954 shares of common stock held by the Arvin Herley & Wynona Lowe Smith, TTEES F/T Smith Living Trust, a Texas trust whose trustees are Mr. Smith and his wife, Wynona Smith, each of whom share voting power and investment power, and beneficiaries of that trust are members of Mr. and Mrs. Smith’s family; and (b) 205,357 shares of common stock, held by Mr. and Mrs. Smith as joint tenants with rights of survivorship, each of whom share voting and investment power, that Mr. and Mrs. Smith have the right to acquire pursuant to currently convertible 4% debentures.

(4)
Includes: (a) 513,954 shares of common stock held by John Hatsopoulos and his wife, Patricia Hatsopoulos, as joint tenants with rights of survivorship, each of whom share voting and investment power; and (b) 133,928 shares of common stock, held by John and Patricia Hatsopoulos, each of whom share voting and investment power, that John Hatsopoulos and Patricia Hatsopoulos have the right to acquire pursuant to currently convertible 4% debentures.

(5)
Includes: (a) 500,106 shares of common stock held by Dr. Philip Frost; and (b) 71,429 shares of common stock that Dr. Frost has the right to acquire pursuant to currently convertible 4% debentures, with an address of 4400 Biscayne Boulevard, Miami, Florida 33137.

(6)
Includes: 513,954 shares of common stock held by George Hatsopoulos and his wife, Daphne Hatsopoulos, as joint tenants with rights of survivorship, each of whom share voting and investment power, with an address of 233 Tower Road, Lincoln, Massachusetts 02773.

(7)
Includes 235,756 shares beneficially owned by Kenmare Fund I, L.P. and 65,568 shares beneficially owned by Kenmare Offshore, Ltd. Based on a Schedule 13G filed with the SEC on February 14, 2008, the members of the group are Kenmare Fund I, L.P., Kenmare Offshore, Ltd., Kenmare Capital Partners, LLC, Kenmare Offshore Management, LLC, and Mark McGrath, each with an address of 712 Fifth Avenue, New York, New York 10019.

(8)
Includes 256,977 shares held by the Ralph Wanger Revocable Trust, an Illinois trust whose sole trustee is Ralph Wanger. Mr. Wanger has sole voting power and sole dispositive power with respect to the shares held by the Ralph Wanger Revocable Trust, with an address of 191 North Wacker Drive, Chicago, Illinois 60606.

(9)
Includes 250,053 shares directly held by WHI Private Equity Managers Fund LLC, whose sole manager is William Harris Investors, Inc., and who may therefore be deemed to have voting and/or dispositive power over the shares.  Michael Resnick is the only officer of William Harris Investors, Inc. who has sole voting power and sole dispositive power (acting through William Harris Investors, Inc.) with respect to the shares held by WHI Private Equity Managers Fund LLC., with an address of 191 North Wacker Drive, Chicago, Illinois 60606.

(10)	Includes: (a) 12,503 shares of common stock; and (b) options to purchase 15,000 shares of common stock of which 3,000 are exercisable within 60 days of March 27, 2009.
(11)	Includes options to purchase 25,000 shares of common stock of which 5,000 are exercisable within 60 days of March 27, 2009.
(12)	Includes options to purchase 25,000 shares of common stock of which 5,000 are exercisable within 60 days of March 27, 2009.

2005 Stock Option and Incentive Plan

The company’s 2005 Stock Option and Incentive Plan, or the Stock Plan, was adopted by the company in September 2005. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the company and its subsidiaries. Under the Stock Plan, the company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Code, options not intended to qualify as incentive stock options (non-statutory options), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the company. A total of 700,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

The Stock Plan is administered by our board of directors and our Compensation Committee. Subject to the provisions of the Stock Plan, our board of directors and our Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock or by any other method approved by our board of directors or Compensation Committee. Unless otherwise permitted by the company, awards are not assignable or transferable except by will or the laws of descent and distribution.

Upon the consummation of an acquisition of the business of the company, by merger or otherwise, our board of directors shall, as to outstanding awards (on the same basis or on different bases as our board of directors shall specify), make appropriate provision for the continuation of such awards by the company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as our board of directors deems appropriate, the fair market value of which (as determined by our board of directors in its sole discretion) shall not materially differ from the fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, our board of directors may, on the same basis or on different bases as our board of directors shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by our board of directors in its sole discretion) for the shares subject to such options over the exercise price thereof. Unless otherwise determined by our board of directors (on the same basis or on different bases as our board of directors shall specify), any repurchase rights or other rights of the company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

Our board of directors may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

Our board of directors or our Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

Option Grants

As is discussed under the section entitled “2005 Stock Option and Incentive Plan,” our board of directors and stockholders have adopted the above Stock Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition, in 2007 the company made grants of restricted stock to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. No stock options or restricted stock awards were issued in 2008. The following table sets forth information with respect to our securities authorized for issuance under the Stock Plan:

	No. of Securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	second column

Equity compensation plans
approved by security holders (1)	215,000	$6.51	485,000

Equity compensation plans
not approved by security holders	-	$-	-
Total	215,000	$6.51	485,000

(1)
Includes 15,000 shares of restricted common stock issued to the company’s directors at $0.01 per share and 200,000 shares of common stock issued upon exercise of stock options at an exercise price of $7.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On September 27, 2004, we issued promissory notes to Mr. Arvin H. Smith, our Chief Executive Officer, for $1,000,000, and to Mr. John N. Hatsopoulos, our Chairman of the board of directors, for $1,000,000. The GlenRose Partnership L.P. formerly owned all of our outstanding common stock before distributing it to its partners on December 31, 2007. The proceeds of those notes along with additional cash from operations were used to repay our bank debt in full. Those notes were replaced on January 1, 2005 with promissory notes of an equal amount that carry an interest rate of Bank Prime Rate plus one percent (1%) per annum. Principal of $62,500 plus accrued interest is due each quarter, payable over a four-year period starting March 31, 2005. On December 31, 2006, both holders of the notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two senior notes was further extended to 2011.

On January 26, 2001, the GlenRose Partnership L.P. acquired Lionville and in connection with this transaction the company issued to four of the general partners of the GlenRose Partnership L.P. senior promissory notes in the principal amount of $500,000 bearing interest at 12.5% per annum. On October 1, 2006, the company, with the consent of the note holders, amended and restated the original notes by adjusting the interest rate as follows: 12.5% per annum from January 12, 2001 to December 31, 2003, 10.59% per annum from January 1, 2004 to December 31, 2005 and 8.5% per annum from January 1, 2006 until the notes are paid in full. These notes are due on December 31, 2011 and were subordinated to the notes issued to Mr. John Hatsopoulos and Mr. Arvin Smith until December 31, 2008 at which such date they became pari passu.

On December 17, 2007, the company entered into a short-term demand promissory note with Arvin and Wynona Smith for the principal sum of $500,000. Repayment of principal, together with accrued interest, may be made at any time without penalty. Interest on the note shall accrue from the date of issuance at the rate of 7.25% percent per annum. In the event that any amount payable under the note is not paid in full when due, the company shall pay, on demand, interest on such unpaid amount at the rate of 12% percent per annum.

Prior to 2005, Eberline Services performed certain administrative and professional services on behalf of the GlenRose Partnership L.P. The GlenRose Partnership L.P. was responsible for paying Eberline Services for the expenses incurred for these services. In September 2005, the company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. In December 2007, the company declared a one-time cash dividend of $503,841 to the GlenRose Partnership L.P. Upon receipt of the dividend, the GlenRose Partnership L.P. remitted $503,841 to the company as full payment of the sums due for such administrative and professional services.

On January 26, 2001, the GlenRose Partnership L.P. acquired Lionville and in connection with this transaction the GlenRose Partnership L.P. intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205, leaving a balance due of $49,795. In July 2007, the GlenRose Partnership L.P. paid the remaining balance due to Lionville.

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging promissory notes of the company for the debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00 per share. In connection with the transaction, the company appointed John H. Park to the company’s board of directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000.

On July 25, 2008 the company paid in cash the principal amount on its remaining subordinated promissory note due 2011. In connection with that transaction, the company made a payment of $500,000 to Richard Chapman, the company’s Executive Vice President and Chief Operating Officer.

Director Independence

The company requires a majority of its board of directors to be “independent” as defined by Item 407 (a) of Regulation S-K under the Securities Act, including, in the judgment of our board of directors, the requirement that such directors have no material relationship with the company. Our board of directors has determined that Messrs. Aghababian, Howe, Melas-Kyriazi, Zolner and Park are “independent” in accordance with Item 407 (a) of Regulation S-K under the Securities Act. Each of these directors has no relationship with the company, other than any relationship that is categorically not material under the company’s guidelines and other than compensation for services as a director as disclosed in this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

The following table summarizes fees billed to the company by Vitale, Caturano & Co., P.C. for professional services rendered for the period ended December 28, 2008:

	2008	2007
Audit fees	$115,227	$130,510
Audit-related fees	9,146	10,962
Tax fees	-	-
All other fees	-	-
	$124,373	$141,472

Audit Fees. The audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services rendered by the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The audit-related fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. Fees that are billed for professional services rendered in connection with this Annual Report on Form 10-K are included in all other fees.

Audit Pre-Approval of Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all audit-related fees, tax fees and other fees listed above provided by Vitale, Caturano & Co., P.C. to us during the year ended December 28, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm Vitale Caturano & Co., P.C. as of March 27, 2009

Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007

Consolidated Statements of Operations for the years ended December 28, 2008 and December 30, 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2008 and December 30, 2007

Consolidated Statements of Cash Flows for the years ended December 28, 2008 and December 30, 2007

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

3.2	By-laws (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

4.1
Form of 4% Convertible Debenture due 2013 (incorporated by reference form the registrant’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008 and from the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008).

10.1	Form of Subscription Agreement (incorporated by reference from the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008).

10.2
Form of Investor Rights Agreement (incorporated by reference form the registrant’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008, and from the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008).

10.3
Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005 (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.4
Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005 (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.5
Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of December 17, 2007 incorporated by reference from the registrant’s Form 10-K, as amended, originally filed with the Securities and Exchange Commission on March 31, 2008 for the year ended December 30, 2007).

10.6
GlenRose Instruments Inc. 2005 Stock Option and Incentive Plan (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.7
Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000 (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.8
Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004 (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.9
Lease Agreement between Eberline Services, Inc. and First Industrial Pennsylvania LP., dated June 1, 2008 (incorporated by reference from the registrant’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008).

10.10
Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc. (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.11#	Subcontract Agreement No. 69899-000-09 between Los Alamos National Security, LLC, and Eberline Services, Inc. dated November 4, 2008.

10.12#	Form of Restricted Stock Purchase Agreement

10.13#	Form of Stock Option Agreement Under 2005 Stock Option and Incentive Plan

14.1	Code of Business Conduct and Ethics (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

16.1	Letter on change in certifying accountant (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

21.1	List of subsidiaries (incorporated by reference from the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

23.1#	Consent of Vitale, Caturano & Co., P.C.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer

32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2009.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN N. HATSOPOULOS	Chairman of the Board	March 27, 2009
John N. Hatsopoulos

/s/ ARVIN H. SMITH	Chief Executive Officer	March 27, 2009
Arvin H. Smith

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer	March 27, 2009
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ ROBERT AGHABABIAN	Director	March 27, 2009
Robert Aghababian

/s/ BARRY S. HOWE	Director	March 27, 2009
Barry S. Howe

/s/ THEO MELAS-KYRIAZI	Director	March 27, 2009
Theo Melas-Kyriazi

/s/ WILLIAM J. ZOLNER	Director	March 27, 2009
William J. Zolner

/s/ JOHN H. PARK	Director	March 27, 2009
John H. Park

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GlenRose Instruments, Inc.

We have audited the accompanying consolidated balance sheets of GlenRose Instruments Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2008 and December 30, 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ VITALE, CATURANO & CO., P.C.

Boston, Massachusetts
March 27, 2009

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2008 AND DECEMBER 30, 2007

	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$1,062,581	$1,206,722
Short-term investments	10,321,219	-
Accounts receivable (net of allowances of $27,688
and $31,797 for 2008 and 2007, respectively)	3,036,225	2,977,812
Unbilled contract receivables	776,988	952,339
Inventory	209,491	231,064
Prepaid expenses	250,324	301,962
Other receivables	183,658	16,177
Income tax receivable	302,391	171,869
Deferred tax asset	557,123	519,806
Total current assets	16,700,000	6,377,751

Property, plant and equipment, net	2,713,471	2,386,679

Other assets
Restricted cash	415,000	425,424
Deferred financing costs	550,000	-
Goodwill	2,740,913	2,740,913
Total other assets	3,705,913	3,166,337

TOTAL ASSETS	$23,119,384	$11,930,767

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2008 AND DECEMBER 30, 2007

	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,015,715	$803,220
Accrued expenses	169,980	146,207
Accrued employee-related costs	1,623,850	1,525,624
Notes payable, related party	-	500,000
Accrued interest	601,328	812,883
Capital lease obligations	7,593	9,268
Income taxes payable	1,881	1,881
Total current liabilities	3,420,347	3,799,083

Long-term liabilities
Due to related parties, senior notes, net of current portion	-	875,000
Due to related parties, subordinated notes, net of current portion	-	2,000,000
Convertible debentures due to related parties	14,875,000	-
Capital lease obligations, net of current portion	27,861	16,490
Deferred tax liability	256,946	219,110
Other long-term liabilities	39,954	20,000
Total liabilities	18,620,108	6,929,683

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized;
3,117,647 shares issued and outstanding at
December 28, 2008 and December 30, 2007)	31,176	31,176
Additional paid-in-capital	7,764,185	7,494,514
Accumulated deficit	(3,268,245)	(2,524,606)
Accumulated other comprehensive income (loss)	(27,840)	-
Total stockholders' equity	4,499,276	5,001,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,119,384	$11,930,767

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 28, 2008 AND DECEMBER 30, 2007

	2008	2007

Revenues	$32,699,683	$32,989,464

Cost of sales	30,628,195	30,606,141

Gross profit from operations	2,071,488	2,383,323

General and administrative expenses	2,597,009	2,738,813

Operating loss	(525,521)	(355,490)

Other income (expense)
Miscellaneous income	24,336	10,323
Interest income	122,388	40,619
Interest expense	(488,373)	(252,716)
Total other expense	(341,649)	(201,774)

Loss before income taxes	(867,170)	(557,264)

Income tax benefit	123,531	160,954

Net loss	$(743,639)	$(396,310)

Earnings per share calculations
Weighted average shares outstanding	3,102,647	3,034,591
Net loss per share - basic and diluted	$(0.24)	$(0.13)

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 28, 2008 AND DECEMBER 30, 2007

	Common Stock			Accumulated
	$0.01 Par Value		Additional	Other		Total
	Number		Paid-in	Comprehensive	Accumulated	Stockholders'
	of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2006	3,000,000	$30,000	$6,770,000	$-	$(1,624,455)	$5,175,545

Sale of common stock, net of costs	102,647	1,026	686,391	-	-	687,417

Issuance of restricted stock	15,000	150	-	-	-	150

Stock-based compensation expense	-	-	38,123	-	-	38,123

Dividends paid	-	-	-	-	(503,841)	(503,841)

Net loss	-	-	-	-	(396,310)	(396,310)

Balance, December 30, 2007	3,117,647	31,176	7,494,514	-	(2,524,606)	5,001,084

Stock-based compensation expense	-	-	269,671	-	-	269,671

Unrealized loss on available-for-sale securities	-	-	-	(27,840)	-	(27,840)

Net loss	-	-	-	-	(743,639)	(743,639)

Balance, December 28, 2008	3,117,647	$31,176	$7,764,185	$(27,840)	$(3,268,245)	$4,499,276

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 2008 AND DECEMBER 30, 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(743,639)	$(396,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	596,432	511,360
Benefit for deferred income taxes	519	(15,044)
Amortization of deferred financing costs	50,000	-
Stock-based compensation	269,671	38,123
Gain on sale of equipment	(11,049)	-
Bad debt expense	26,808	-

Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	10,424	8,397
Accounts receivable	(85,221)	172,230
Accounts receivable related party	-	553,636
Other receivables	(167,481)	(7,637)
Unbilled contract receivables	175,351	(326,029)
Prepaid expenses	51,638	128,147
Inventory	21,573	(115,505)
Income tax receivable	(130,522)	(171,869)
Increase (decrease) in:
Accounts payable	212,495	3,937
Accrued interest	(211,555)	(272,500)
Other long-term liabilities	19,954	-
Other accrued liabilities	121,999	(22,217)
Net cash provided by operating activities	207,397	88,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	25,036	-
Purchase of property and equipment	(918,215)	(314,615)
Purchase of short-term investments	(10,349,059)	-
Net cash used in investing activities	(11,242,238)	(314,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	687,567
Proceeds from convertible debentures, net of costs	11,400,000	-
Proceeds from issuance of note	-	500,000
Payments on related party notes	-	(125,000)
Payments on subordinated notes	(500,000)	-
Payments on capital lease obligations	(9,300)	(34,811)
Payments of cash dividends	-	(503,841)
Net cash provided by financing activities	10,890,700	523,915

Net (decrease) increase in cash and cash equivalents	(144,141)	298,019
Cash and cash equivalents, beginning of the year	1,206,722	908,703
Cash and cash equivalents, ending of the year	$1,062,581	$1,206,722

Supplemental cash flow information:
Cash paid for interest	$614,586	$525,216
Cash paid for income taxes	20,853	132,725
Supplemental non-cash investing activity:
Unrealized loss on available-for-sale securities	(27,840)	-
Equipment acquired under capital lease	18,996	-
Supplemental non-cash financing activity:
Exchange of senior notes into convertible debentures	(875,000)	-
Exchange of subordinated notes into convertible debentures	(1,500,000)	-
Exchange of demand notes into convertible debentures	$(500,000)	$-

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Note 1 - The organization and significant accounting policies:

Organization

GlenRose Instruments Inc., a Delaware corporation, (“GlenRose Instruments”, the “company”, “we”, “our”, or “us”) was incorporated in September 2005 by the GlenRose Partnership L.P., (the “GlenRose Partnership”), a private-equity partnership with its headquarters in Waltham, Massachusetts. The company was organized to serve as a holding company through which the GlenRose Partnership’s partners would hold the shares of Eberline Services, Inc. (“Eberline Services” or “ESI”) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, the GlenRose Partnership entered into a stock exchange agreement with the company in September 2005 pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owned all of the outstanding stock of the company, and the company owned all of the outstanding stock of its subsidiary, ESI.

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

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00; see “Note 3 – Debt”.

GlenRose Instruments, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety and health management. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. (“ESHI”), Eberline Analytical Corporation, Benchmark Environmental Corp., and Lionville Laboratory Inc. (“Lionville”).

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

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At December 28, 2008, $191,033 recorded in cash and cash equivalents exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of environmental services and laboratory revenues for the years ended December 28, 2008 and December 30, 2007. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 70% and 65% of revenue and 51% and 46% of trade accounts receivable for the years ended December 28, 2008 and December 30, 2007, respectively. The other customer represented approximately 13% and 10% of revenue and 14% and 16% of trade accounts receivable for the years ended December 28, 2008 and December 30, 2007, respectively.

Fair Value of Financial Instruments

The company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and borrowings. The company believes all of the financial instruments’ carrying values approximate current market values.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. The company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash includes certificates of deposit set aside to meet statutory requirements in the event of decommissioning activities of certain laboratory operations and is not indicative of any real or contingent liability.

Investments

The company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS No. 115. SFAS No. 115 requires the classification of investments in debt and equity securities as “held-to-maturity”, “available-for-sale” or “trading.” Investments which are considered held-to-maturity are stated at amortized cost. Investments which are considered trading securities and available-for-sale securities are carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Unrealized holding gains and losses on trading securities are included in current period earnings. Realized gains and losses, dividend and interest income, including amortization of the premium and discount arising at acquisition, for all three categories of investments are included in earnings. The company had no investments at December 30, 2007. At December 28, 2008 investments consisted primarily of money market mutual funds, corporate bonds, and U.S. Treasury bills with maturities of less than twelve months which are classified as short term investments. At December 28, 2008 $7,042,853 of the short-term investments were classified as available-for-sale securities in accordance with SFAS No. 115. An unrealized loss of $27,840 was recorded in accumulated other comprehensive loss on the available for sale securities for the year ended December 28, 2008.

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

Buildings & improvements	12 to 30 years
Computer equipment	3 years
Plant and laboratory equipment	8 to 10 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases.

GLENROSE INSTRUMENTS INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test at the end of the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles”, or SFAS No. 142 as of December 28, 2008 and December 30, 2007 respectively and was considered to be not impaired.

Revenue Recognition

Revenue for laboratory services, which are generally short-term, is recognized upon completion of the services and any required quality control procedures. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency (the “DCAA”), or Los Alamos National Laboratories Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2005 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed before either 2005 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

The company is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are allocated with operational fringe, overhead, general and administrative expenses and fees, and are presented as Unbilled Contract Receivables on the accompanying consolidated balance sheet contained herein.

Time-and-Materials Contracts. Revenue from “time and material” contracts is recognized on the basis of man-hours utilized plus other reimbursable contract costs incurred during the period.

Fixed-Price Contracts. Revenue from “fixed-price” contracts is recognized on the percentage-of-completion method.  For fixed-price contracts, the amount of revenues recognized is that portion of the total contract amount that the actual cost expended bears to the anticipated final total cost based on current estimates of cost to complete the project (cost-to-cost method).  However, when it becomes known that the anticipated final total cost will exceed the contract amount, the excess of cost over the contract amount is immediately recognized as a loss on the contract. Recognition of profit commences on an individual project only when cost to complete the project can reasonably be estimated and after there has been some meaningful performance achieved on the project (greater than 10% complete). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions (when applicable) and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The company did not have any open fixed-price contracts at year end.

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

Accounts Receivable

Accounts receivable are carried at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as a credit to bad debt expense when received.

GLENROSE INSTRUMENTS INC.

Unbilled Receivables

Costs related to work that has been completed and performed, for which revenue has been recognized but are not yet fully billed, are classified as “unbilled contract receivables.”

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 28, 2008 and December 30, 2007, there were no reserves or write-downs recorded against inventory.

Income Taxes

Deferred income taxes are recorded in accordance Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS No. 109, using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, or FIN 48, effective January 1, 2007. The adoption of this statement had no effect on the company’s financial position. The company has no uncertain tax positions as of either the date of the adoption, or as of December 28, 2008.

Loss per Common Share

The calculation of loss per common share is based on the weighted-average number of common shares outstanding during the applicable period.

Stock Based Compensation

The company accounts for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, or SFAS No. 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, or SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The company recognized employee non-cash stock based compensation expense of $269,671 and $38,123 related to the issuance of restricted stock and stock options at December 28, 2008 and December 30, 2007, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $303,176 at December 28, 2008. This amount is expected to be recognized over a weighted average period of 3.8 years. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

SFAS No. 123(R) also requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2008 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

GLENROSE INSTRUMENTS INC.

On November 10, 2005, the FASB issued Statement of Financial Accounting Standards Staff Position No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements f operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

See “Note 6 – Stockholders’ equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the year ended December 28, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R), which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in Statement of Financial Accounting Standards No. 157, or SFAS No. 157. SFAS No. 141(R) is effective for the company for acquisitions that occur beginning in 2009. The effects of SFAS No. 141(R) on our financial statements will depend on the extent that the company makes business acquisitions in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, or SFAS No. 160, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the company at the beginning of 2009. The company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2009 and expects this new accounting standard to have no impact on the company’s current financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP No. 157-2. The adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. The company does not expect SFAS No. 157 to have a material impact on its results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of Statement of Financial Accounting Standards No. 133”, or SFAS No. 161. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. The company does not expect SFAS No. 161 to have a material impact on its results of operations and financial condition.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the U.S. SFAS No. 162 became effective on November 15, 2008, and did not have a material impact on the company’s results of operations and financial condition.

GLENROSE INSTRUMENTS INC.

Note 2 – Property plant and equipment:

Property, plant and equipment consist of the following as of December 28, 2008 and December 30, 2007:

	2008	2007
Land	$775,514	$775,514
Buildings and improvements	2,168,024	2,003,835
Machinery and equipment	4,987,108	5,003,858
Assets under capital lease	56,771	89,700
Leasehold improvements	469,527	58,280
	8,456,944	7,931,187
Less: accumulated depreciation	(5,743,473)	(5,544,508)
Net property, plant and equipment	$2,713,471	$2,386,679

Depreciation expense for the years ended December 28, 2008 and December 30, 2007 was $596,432 and $511,360, respectively.

Note 3 – Debt:

On September 27, 2004, the company issued promissory notes to Mr. Arvin H. Smith, the company’s Chief Executive Officer, for $1,000,000, and to Mr. John N. Hatsopoulos, the company’s Chairman of the board of directors, for $1,000,000. The GlenRose Partnership L.P. formerly owned all of the company’s outstanding common stock before distributing it to its partners on December 31, 2007. The proceeds of those notes along with additional cash from operations were used to repay the company’s bank debt in full. Those notes were replaced on January 1, 2005 with promissory notes of an equal amount that carry an interest rate of Bank Prime Rate plus one percent (1%) per annum. Principal of $62,500 plus accrued interest is due each quarter, payable over a four-year period starting March 31, 2005. On December 31, 2006, both holders of the notes signed an amendment to the note agreements allowing the company to postpone the principal payment of the notes between June 30, 2007 and December 31, 2008. Repayment of the principal on the two senior notes was further extended to 2011.

On January 26, 2001, the GlenRose Partnership L.P. acquired Lionville and in connection with this transaction the company issued to four of the general partners of the GlenRose Partnership L.P. senior promissory notes in the principal amount of $500,000 bearing interest at 12.5% per annum. On October 1, 2006, the company, with the consent of the note holders, amended and restated the original notes by adjusting the interest rate as follows: 12.5% per annum from January 12, 2001 to December 31, 2003, 10.59% per annum from January 1, 2004 to December 31, 2005 and 8.5% per annum from January 1, 2006 until the notes are paid in full. These notes are due on December 31, 2011 and were subordinated to the notes issued to Mr. John Hatsopoulos and Mr. Arvin Smith until December 31, 2008 at which such date they became pari passu.

On December 17, 2007, the company entered into a short-term demand promissory note with Arvin and Wynona Smith for the principal sum of $500,000. Repayment of principal, together with accrued interest, may be made at any time without penalty. Interest on the note shall accrue from the date of issuance at the rate of 7.25% percent per annum. In the event that any amount payable under the note is not paid in full when due, the company shall pay, on demand, interest on such unpaid amount at the rate of 12% percent per annum.

Prior to 2005, Eberline Services performed certain administrative and professional services on behalf of the GlenRose Partnership L.P. The GlenRose Partnership L.P. was responsible for paying Eberline Services for the expenses incurred for these services. In September 2005, the company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. In December 2007, the company declared a one-time cash dividend of $503,841 to the GlenRose Partnership L.P. Upon receipt of the dividend, the GlenRose Partnership L.P. remitted $503,841 to the company as full payment of the sums due for such administrative and professional services.

On January 26, 2001, the GlenRose Partnership L.P. acquired Lionville and in connection with this transaction the GlenRose Partnership L.P. intended to contribute $1,000,000 in capital. Due to certain administrative fees, the actual investment was $950,205, leaving a balance due of $49,795. In July 2007, the GlenRose Partnership L.P. paid the remaining balance due to Lionville.

GLENROSE INSTRUMENTS INC.

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging existing promissory notes of the company for the debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00 per share. In connection with the transaction, the company appointed John H. Park to the company’s board of directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000.

On July 25, 2008 the company made a payment of $500,000 to Richard Chapman, the company’s Executive Vice President and Chief Operating Officer for the principal amount on its remaining subordinated promissory note due 2011.

Note 4 – Commitments and contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at December 28, 2008 are as follows:

Summary of Lease Obligations:

	2009	2010	2011	2012	2013	Totals

Facilities	$211,940	$131,981	$138,664	$144,210	$73,280	$700,075
Equipment	70,979	35,490	-	-	-	106,469
	$282,919	$167,471	$138,664	$144,210	$73,280	$806,544

For the years ended December 28, 2008 and December 30, 2007, rent expense was $666,548 and $440,743, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. In January 2009, the company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. In the event it is determined that the company has to reimburse such amount in full, the resultant cost would materially affect its results of operations.

As of December 28, 2008, the company was a party to two lawsuits with former employees over their terminations.
The first lawsuit with Wendling is at the Superior Court in Benton County in the State of Washington, where the company asked for summary judgment on March 18, 2009. The second lawsuit with Voss is at the 2nd Judicial Court in Bernalillo County in the State of New Mexico, where the case is still in the discovery phase. Management believes that the company will prevail in both cases and does not expect either litigation or any other legal activity will have a materially adverse affect on its business, operating results or financial condition.

In late 2008, the New Mexico Environmental Department notified the company of a proposed civil penalty for non-compliance with certain New Mexico administrative statues. The company refuted the allegations in early 2009. Management believes that these allegations will not result in a material adverse affect on its business, operating results or financial condition.

GLENROSE INSTRUMENTS INC.

Note 5 - Capital leases:

In 2006, the company leased laboratory equipment under a capital lease agreement. The lease term is for three more years, with the company owning the equipment at completion of the lease. The assets are amortized over their normal useful lives. In October 2008 the company entered into a capital lease with Phoenix Leasing Systems for the purpose of financing equipment at the Lionville facility. The lease terms are 60 months with a $1 purchase option at completion.

Assets under capital lease as of December 28, 2008 and December 30, 2007:

	2008	2007
Equipment	$56,771	$89,700
Less: accumulated depreciation	(18,102)	(18,110)
Net assets under capital lease	$38,669	$71,590

During the year ended December 28, 2008 the company paid a total of $9,300 in principal payments towards capital leases. The following is a schedule of future payments by years required under the lease(s) together with their present values:

Payments
2009	$16,474
2010	11,722
2011	5,072
2012	5,072
2013	5,072
Total lease payments	43,412
Less: amount representing interest	(7,956)
Present value of minimum lease payments	$35,456

Note 6 – Stockholders’ equity:

Common Stock

On August 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00 resulting in proceeds net of costs to the company of $687,417.

Stock Based Compensation

In September 2005, the company adopted a stock option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company.

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of December 28, 2008. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 485,000 at December 28, 2008.

The company accounts for share-based compensation arrangements in accordance with SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.

GLENROSE INSTRUMENTS INC.

The company recognized employee non-cash stock based compensation expense of $269,671 and $38,123 related to the issuance of restricted stock and stock options at December 28, 2008 and December 30, 2007, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $303,176 at December 28, 2008. This amount is expected to be recognized over a weighted average period of 3.8 years.

In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over five years. There were no stock options granted in 2008. Stock option activity for the years ended December 28, 2008 and December 30, 2007 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 31, 2006	-	-	-	-	-
Granted	230,000	$7.00	$7.00	-	$-
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Outstanding, December 30, 2007	230,000	$7.00	7.00	6.87	-
Vested & Exercisable, December 30, 2007	-		$-	-	$-

Outstanding, December 30, 2007	230,000	$7.00	$7.00	6.87	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(30,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 28, 2008	200,000	$7.00	7.00	5.88	-
Vested & Exercisable, December 28, 2008	40,000		$7.00	5.88	$-

The aggregate intrinsic value of options outstanding as of December 28, 2008 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. At December 28, 2008, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the years ended December 28, 2008 and December 30, 2007 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 31, 2006	-	-
Granted	15,000	$7.00
Vested	-	-
Forfeited	-	-
Unvested, December 30, 2007	15,000	$7.00

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 28, 2008	15,000	$7.00

GLENROSE INSTRUMENTS INC.

The company’s calculations of stock-based compensation expense for the years ended December 28, 2008 and December 30, 2007, were made using the Black-Scholes option pricing model. The fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility of 33.3% was calculated based on the average volatility of 20 companies in the same industry as GlenRose Instruments. The average expected life of five years was estimated using the simplified stock-based method for “plain vanilla” options as permitted by FASB Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110, or SAB No. 110, since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The weighted average fair value of options granted in 2007 using the Black-Scholes option pricing model was $2.53 per option. When options are exercised the company normally issues new shares.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2008	2007
Stock options and restricted stock awards
Expected life	-	5.0 years
Risk-free interest rate	-	3.84%
Expected volatility	-	33.32%

Note 7 - Benefit plans:

The company currently maintains two defined contribution “401(k)” plans. Additionally, employees of ESHI are covered by a multi-employer, defined benefit plan that is not administered by the company.

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 28, 2008 and December 30, 2007, Eberline Services contributed approximately $235,625 and $200,768, respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan (the “Plan”). The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses the company for all pension related costs as a direct project cost. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford Reservation site. For the years ended December 28, 2008 and December 30, 2007, the expense was $456,885 and $373,490, respectively.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 28, 2008, and December 30, 2007, employer contributions were $525,913 and $373,490, respectively.

Note 8 – Related party transactions:

Prior to 2005, Eberline Services performed certain administrative and professional services on behalf of the GlenRose Partnership L.P. The GlenRose Partnership L.P. was responsible for paying Eberline Services for the expenses incurred for these services. In September 2005, the company announced its intent to issue a one-time dividend in the amount of $503,841 to satisfy the ESI portion of the related-party transaction. In December 2007, the company declared a one-time cash dividend of $503,841 to the GlenRose Partnership L.P. Upon receipt of the dividend, the GlenRose Partnership L.P. remitted $503,841 to the company as full payment of the sums due for such administrative and professional services.

GLENROSE INSTRUMENTS INC.

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging existing promissory notes of the company for the debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00 per share. In connection with the transaction, the company appointed John H. Park to the company’s board of directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000.

On July 25, 2008 the company paid in cash the principal amount on its remaining subordinated promissory note due 2011. In connection with that transaction, the company made a payment of $500,000 to Richard Chapman, the company’s Executive Vice President and Chief Operating Officer.

The company’s Chief Financial Officer devotes part of his business time to the affairs of American DG Energy Inc., or American DG, that pays his salary and part of his salary is reimbursed by the company. Also, the company’s Chairman of the Board is the Chairman, Chief Executive Officer and a significant investor in American DG and did not receive a salary, bonus or any other compensation from American DG in 2008.

Note 9 - Loss per share:

Basic and diluted loss per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of December 28, 2008 and December 30, 2007. The following reconciles amounts reported in the financial statements:

	2008	2007
Earnings per share
Income (loss) available to stockholders	$(743,639)	$(396,310)

Weighted average shares outstanding - basic	3,102,647	3,034,591
Net earnings (loss) per share - basic	$(0.24)	$(0.13)

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,034,591
Net earnings (loss) per share - diluted	$(0.24)	$(0.13)

Anti-dilutive restricted stock outstanding	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	200,000	230,000
Anti-dilutive convertible debentures	2,125,000	-

Note 10 – Fair value measurements:

SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:

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

GLENROSE INSTRUMENTS INC.

At December 28, 2008, the company had no liabilities that are measured at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis at December 28, 2008 are summarized below:

		Fair Value Measurements at December 28, 2008
		Level 1	Level 2	Level 3
	Total carrying	Quoted prices	Significant other	Significant
	value as of	in active	observable	unobservable
	December 28, 2008	markers	inputs	inputs

Money market mutual funds	$3,278,366	$3,278,366	$-	$-
U.S. Treasury bills	2,519,924	2,519,924	-	-
Corporate bonds	4,522,929	-	4,522,929	-
Total	$10,321,219	$5,798,290	$4,522,929	$-

Note 11 – Investments:

In accordance with SFAS No. 115 the company has classified its marketable securities, included in short-term investments, as available-for-sale. Available-for-sale securities, which include corporate bonds and U.S. Treasury bills, are reported at fair value with unrealized gains and losses included in stockholders’ equity. The Company had an unrealized loss of 27,840 in the year ended, December 28, 2008. The following is a summary of marketable, available-for-sale securities:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury bills	$2,497,701	$22,223	$-	$2,519,924
Corporate bonds	4,572,992	8,175	(58,238)	4,522,929
	$7,070,693	$30,398	$(58,238)	$7,042,853

Note 12 - Income taxes:

Components of the provision for income taxes for the years ended December 28, 2008 and December 30, 2007 are as follows:

Provision (benefit) for income taxes	December 28, 2008	December 30, 2007
Current taxes:
Federal	$(124,050)	$(145,910)
State	-	-
Total current taxes	(124,050)	(145,910)

Deferred taxes:
Federal	452	(13,101)
State	67	(1,943)
Total deferred taxes	519	(15,044)
Total income taxes	$(123,531)	$(160,954)

            The income tax expense for the years ended December 28, 2008 and December 30, 2007 varied from the amount computed by applying the federal statutory income tax rate to income (loss) before taxes.

GLENROSE INSTRUMENTS INC.

Reconciliation between the federal statutory taxes and effective taxes follows:

Reconciliation between federal statutory taxes and effective taxes	December 28, 2008	December 30, 2007

Federal taxes at the statutory rate applied to income (loss)	$(294,838)	$(189,470)
before taxes
Add (deduct):
State income tax expense (benefit) net of federal benefit	(18,237)	(16,080)
Stock-based compensation	93,974	12,962
Adjustment to valuation allowance	85,153	-
Other accruals and adjustments	10,417	31,634
Total income tax expense (benefit)	$(123,531)	$(160,954)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred taxes at December 28, 2008 and December 30, 2007, are as follows:

Deferred taxes	December 28, 2008	December 30, 2007
Deferred tax liabilities
Depreciable assets	$(375,352)	$(358,148)
Deferred tax assets
Intangible assets	113,361	129,365
Accrued liabilities	263,409	245,885
Accrued interest	169,442	283,594
NOL carryforwards	692,836	478,366
Valuation allowance	(563,519)	(478,366)
	675,529	658,844
Net deferred taxes	$300,177	$300,696

The company recorded a tax benefit of $123,531in 2008 compared to $160,954 in 2007. As of December 28, 2008, the company had a deferred tax asset balance of $675,529 a portion of which is related to the net operating losses of the company’s Lionville subsidiary. These Lionville losses are subject to separate return limitation year treatment and may only be utilized against income from Lionville. As of December 28, 2008, the company believes that it is more likely than not that it will not realize the balance of these Lionville assets, and has therefore reduced the deferred tax asset by a valuation allowance in the amount of $563,519. The company believes the remaining net deferred tax assets are realizable. For the year ended December 28, 2008, income taxes as computed in accordance with SFAS No. 109 resulted in a tax benefit of $123,531. As of December 28, 2008 the company had net operating losses carryforwards of $1,287,039 associated with Lionville which will expire by December 2016.

In June, 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the company has adopted the provisions of FIN 48. No adjustment was required to retained earnings as a result of the adoption of this standard. As of December 28, 2008, the company had no accrued liability for unrecognized tax benefits related to various federal and state income tax matters. The company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The company recognizes interest and penalties relating to uncategorized tax benefits in operating expenses.

Note 13 - Segment data:

The company’s executive officers include Arvin Smith, Dr. Richard Chapman and Dr. Shelton Clark.  Collectively, they are the Chief Operating Decision Maker, or CODM, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The office of the CODM is responsible for assessing the performance of each segment, as well as the allocation of company resources. Other than general and administrative services incurred at GlenRose Instruments, ESI currently constitutes 100% of the activity of the company. Costs incurred by GlenRose Instruments are aggregated and reported separately from the Eberline Services activity.

GLENROSE INSTRUMENTS INC.

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting and finance, and human resource personnel that support the entire business. The Environmental Services provide engineering and technical support to the Los Alamos National Laboratory, the Department of Energy’s Hanford Reservation Site, as well as other government and commercial agencies. The Analytical Laboratories consist of four separate laboratories serving a wide variety of federal, state and local governments. The laboratories are located in Albuquerque, New Mexico, Richmond, California, Oak Ridge, Tennessee, and Exton, Pennsylvania. A dedicated laboratory manger is responsible for the operation of each laboratory. Management monitors the performance of each laboratory separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

The Instruments segment was formed in 2006 with the intent to include the company’s future instrument related acquisitions. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. The company’s strategy is to acquire instrument companies, which have well-established and proven technology and increase their operating margins and revenues using techniques developed by the company’s management team during the course of their careers in the analytical instruments industry. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. The company’s segment data show all general and administrative costs related to the instruments segment captured during the period.

Segment data for the years ended December 28, 2008 and December 30, 2007 are included below:

	2008	2007
Revenues
Environmental Services	$25,092,116	$25,607,385
Analytical Laboratories	7,607,567	7,382,079
Instruments	-	-
	32,699,683	32,989,464
Cost of Sales
Environmental Services	22,996,208	22,980,191
Analytical Laboratories	7,631,987	7,625,950
Instruments	-	-
	30,628,195	30,606,141
Gross Profit (Loss)
Environmental Services	2,095,908	2,627,194
Analytical Laboratories	(24,420)	(243,871)
Instruments	-	-
	2,071,488	2,383,323
Operating Loss
Environmental Services	1,118,973	1,555,443
Analytical Laboratories	(1,094,960)	(1,322,983)
Corporate & Instruments	(549,535)	(587,951)
	(525,521)	(355,490)
Supplemental Disclosure
Depreciation Expense
Environmental Services	277,764	217,771
Analytical Laboratories	318,668	293,588
Instruments	-	-
	596,432	511,360
Capital Expenditures
Environmental Services	181,366	162,758
Analytical Laboratories	736,849	151,857
Instruments	-	-
	918,215	314,615
Net Fixed Assets(1)
Environmental Services	1,065,105	566,949
Analytical Laboratories	1,648,366	1,819,730
Instruments	-	-
	$2,713,471	$2,386,679

(1)	Net fixed assets as of December 28, 2008 and December 30, 2007.