Form 10-Q
period 2009-03-29
GlenRose Instruments Inc.
filed 2009-05-13
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at March 29, 2009
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 29, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet –
	March 29, 2009 and December 28, 2008	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended March 29, 2009 and March 30, 2008	5

	Condensed Consolidated Statement of Cash Flows –
	Three Months Ended March 29, 2009 and March 30, 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T:	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	19

Item 6:	Exhibits	19

Signatures		20

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 29, 2009 and December 28, 2008

	March 29,	December 28,
	2009	2008
	UNAUDITED
ASSETS
Current Assets
Cash and cash equivalents	$736,115	$1,062,581
Short-term investments	10,020,668	10,321,219
Accounts receivable (net of allowances of $27,688 for 2009 and 2008, respectively)	3,578,571	3,036,225
Unbilled contract receivables	564,956	776,988
Supply inventory	199,491	209,491
Prepaid expenses	183,398	250,324
Other receivables	91,792	183,658
Income tax receivable	302,391	302,391
Deferred tax asset	257,046	557,123
Total current assets	15,934,428	16,700,000

Property, plant and equipment, net	2,714,844	2,713,471

Other assets
Restricted cash	415,000	415,000
Deferred financing costs	520,000	550,000
Goodwill	2,740,913	2,740,913
Total other assets	3,675,913	3,705,913

TOTAL ASSETS	$22,325,185	$23,119,384

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of March 29, 2009 and December 28, 2008

	March 29,	December 28,
	2009	2008
	UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,008,055	$1,015,715
Accrued expenses	164,439	169,980
Accrued employee-related costs	1,734,332	1,623,850
Accrued interest	266,009	601,328
Capital lease obligations	4,654	7,593
Income taxes payable	1,881	1,881
Total current liabilities	3,179,370	3,420,347

Long-term liabilities
Convertible debentures due to related parties	14,875,000	14,875,000
Capital lease obligations, net of current portion	27,861	27,861
Deferred tax liability	256,946	256,946
Other long-term liabilities	34,156	39,954
Total liabilities	18,373,333	18,620,108

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at March 29, 2009 and December 28, 2008)	31,176	31,176
Additional paid-in-capital	7,799,485	7,764,185
Accumulated deficit	(3,879,086)	(3,268,245)
Accumulated other comprehensive income (loss)	277	(27,840)
Total stockholders' equity	3,951,852	4,499,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,325,185	$23,119,384

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 29, 2009 and March 30, 2008

	March 29,	March 30,
	2009	2008
	UNAUDITED	UNAUDITED

Revenues	$8,278,384	$8,265,250

Cost of sales	7,783,234	7,902,811

Gross profit from operations	495,150	362,439

General and administrative expenses	660,240	674,614

Operating loss	(165,090)	(312,175)

Other income (expense)
Miscellaneous income	(801)	109
Interest income	78,218	5,717
Interest expense	(222,991)	(90,673)
Total other expense	(145,574)	(84,847)

Loss from operations, before income taxes	(310,664)	(397,022)

Provision for income taxes	(300,177)	-

Net loss	$(610,841)	$(397,022)

Net loss per share - basic and diluted	$(0.20)	$(0.13)

Weighted average shares outstanding -
basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 29, 2009 and March 30, 2008

	March 29,	March 30,
	2009	2008
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(610,841)	$(397,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and other noncash expense	208,718	116,226
Provision for (benefit of) deferred income taxes	300,077	(100)
Amortization of deferred financing costs	30,000	-
Stock-based compensation	35,300	70,022
Bad debt expense	27,688	-

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(570,034)	203,641
Other receivables	91,866	(17,177)
Unbilled contract receivables	212,032	(25,777)
Prepaid expenses	66,926	(4,708)
Inventory	10,000	-
Increase (decrease) in:
Accounts payable	(7,660)	213,109
Accrued interest	(335,319)	(357,000)
Other long-term liabilities	(5,798)	-
Other accrued liabilities	104,941	219,566
Net cash (used in) provided by operating activities	(442,104)	20,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(181,974)	(59,022)
Proceeds from the sale of short-term investments	300,551	-
Net cash provided by (used in) investing activities	118,577	(59,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(2,939)	(2,281)
Net cash used in financing activities	(2,939)	(2,281)

Net (decrease) increase in cash and cash equivalents	(326,466)	(40,523)
Cash and cash equivalents, beginning of the period	1,062,581	1,206,722
Cash and cash equivalents, ending of the period	$736,115	$1,166,199

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 29, 2009

Note 1 – Organization and Significant Accounting Policies:

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

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00; see “Note 2 – Debt”.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at March 29, 2009, and the results of operations and cash flows for the three months ended March 29, 2009 and March 30, 2008. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 28, 2008.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end was December 28, 2008.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At March 29, 2009, the company had a balance of $3,630,391 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended March 29, 2009 and March 30, 2008. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 77% and 72% of revenue and 40% and 43% of trade accounts receivable for the three months ended March 29, 2009 and March 30, 2008, respectively. The other customer represented approximately 10% and 14% of revenue and 20% and 20% of trade accounts receivable for the three months ended March 29, 2009 and March 30, 2008, respectively.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test at the end of the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles”, or SFAS No. 142 as of December 28, 2008 and was considered to be not impaired. No events occurred or circumstances changed that required the company to further test goodwill for impairment during the three months ended March 29, 2009.

GLENROSE INSTRUMENTS INC.

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

The company recognized employee non-cash stock based compensation expense of $35,300 and $70,022 related to the issuance of restricted stock and stock options at March 29, 2009 and March 30, 2008, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $260,300 at March 29, 2009. This amount is expected to be recognized over a weighted average period of 3.56 years. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

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

See “Note 4 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended March 29, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R), which requires changes in the accounting and reporting of business acquisitions. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in Statement of Financial Accounting Standards No. 157, or SFAS No. 157. SFAS No. 141(R) is effective for the company for acquisitions that occur beginning in fiscal year 2009. The effects of SFAS No. 141(R) on our financial statements will depend on the extent that the company makes business acquisitions in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, or SFAS No. 160, which requires changes in the accounting and reporting of noncontrolling interests in a subsidiary, also known as minority interest. The statement clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 was effective for the company beginning December 29, 2008, and there was no effect from the adoption of this standard.

GLENROSE INSTRUMENTS INC.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP No. 157-2. On January 1, 2009, the company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis including nonfinancial long-lived assets and goodwill measured at fair value for impairment assessment.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of Statement of Financial Accounting Standards No. 133”, or SFAS No. 161. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard became effective for us on December 29, 2008, and did not have a material impact on our results of operations and financial condition.

Note 2 – Debt:

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

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at March 29, 2009 are as follows:

Summary of Lease Obligations:

	2009	2010	2011	2012	2013	Totals

Facilities	$255,838	$161,541	$169,989	$175,413	$75,439	$838,220
Equipment	70,979	35,490	-	-	-	106,469
	$326,817	$197,031	$169,989	$175,413	$75,439	$944,689

For the period ending March 29, 2009, rent expense was $81,730 and for the period ending March 30, 2008, rent expense was $125,418. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

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

GLENROSE INSTRUMENTS INC.

In late 2008, the New Mexico Environmental Department notified the company of a proposed civil penalty for non-compliance with certain New Mexico administrative statues. The company refuted the allegations in early 2009. Management believes that these allegations will not result in a material adverse affect on its business, operating results or financial condition.

Note 4 – Stockholders’ Equity:

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

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of March 29, 2009. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 488,000 at March 29, 2009.

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

The company recognized employee non-cash stock based compensation expense of $35,300 and $70,022 related to the issuance of restricted stock and stock options at March 29, 2009 and March 30, 2008, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $260,300 at March 29, 2009. This amount is expected to be recognized over a weighted average period of 3.56 years. There were no stock options granted during the period ending March 29, 2009. Stock option activity for the period ending March 29, 2009 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 28, 2008	200,000	$7.00	$7.00	5.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(3,000)	7.00	7.00
Expired	-	-	-
Outstanding, March 29, 2009	197,000	$7.00	7.00	5.62	-
Vested & Exercisable, March 29, 2009	40,000		$7.00	5.62	$-

The aggregate intrinsic value of options outstanding as of March 29, 2009 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

GLENROSE INSTRUMENTS INC.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. At March 29, 2009, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the period ending March 29, 2009 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 28, 2008	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, March 29, 2009	15,000	$7.00

Note 5 - Loss per Share:

Basic and diluted loss per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of March 29, 2009 and March 30, 2008. The following reconciles amounts reported in the financial statements:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Earnings per share
Income (loss) available to stockholders	$(610,841)	$(397,022)

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings (loss) per share - basic	$(0.20)	$(0.13)

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$(0.20)	$(0.13)

Anti-dilutive restricted stock outstanding	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	197,000	230,000
Anti-dilutive convertible debentures	2,125,000	-

Note 6 – Fair Value Measurements:

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

During the three months ended on March 29, 2009, the company had $3,880,391 in Money Market funds and $6,140,277 in short-term investments that are comprised of Certificates of Deposits which are categorized as Level 2. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

GLENROSE INSTRUMENTS INC.

Note 7 - Segment Data:

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

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting and finance, and human resource personnel that support the entire business. The Environmental Services provide engineering and technical support to the Los Alamos National Laboratory, the Department of Energy’s Hanford Reservation Site, as well as other government and commercial agencies. The Analytical Laboratories consist of four separate laboratories serving a wide variety of federal, state and local governments. The laboratories are located in Albuquerque, New Mexico, Richmond, California, Oak Ridge, Tennessee, and Exton, Pennsylvania. A dedicated laboratory manager is responsible for the operation of each laboratory. Management monitors the performance of each laboratory separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending March 29, 2009 and March 30, 2008 are included below:

	Three Months Ended
	March 29,	March 30,
	2009	2008
	UNAUDITED	UNAUDITED
Revenues
Environmental Services	$6,244,095	$6,547,091
Analytical Laboratories	2,034,289	1,718,159
Instruments	-	-
	8,278,384	8,265,250
Cost of Sales
Environmental Services	5,707,851	5,976,124
Analytical Laboratories	2,075,383	1,926,687
Instruments	-	-
	7,783,234	7,902,811
Gross Profit (Loss)
Environmental Services	536,244	570,967
Analytical Laboratories	(41,094)	(208,528)
Instruments	-	-
	495,150	362,439
Operating Loss
Environmental Services	308,028	316,633
Analytical Laboratories	(369,144)	(530,083)
Corporate & Instruments	(103,974)	(98,726)
	(165,090)	(312,175)
Supplemental Disclosure
Depreciation Expense
Environmental Services	62,489	44,770
Analytical Laboratories	118,112	71,456
Instruments	-	-
	180,601	116,226
Capital Expenditures
Environmental Services	-	54,648
Analytical Laboratories	181,974	4,374
Instruments	-	-
	181,974	59,022
Total Assets(1)
Environmental Services	7,542,251	8,115,673
Analytical Laboratories	4,195,147	4,092,783
Instruments	10,587,787	10,910,928
	$22,325,185	$23,119,384

(1)	Total Assets as of March 29, 2009 and December 28, 2008.

GLENROSE INSTRUMENTS INC.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q. There are a number of important factors that could cause the actual results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

First Quarter 2009 Compared to First Quarter 2008

Revenues

Revenues in the first quarter of 2009 were $8,278,384 compared to $8,265,250 for the same period in 2008, an increase of $13,134 or 0.2%. The increase in revenues was primarily due to an increase in our Analytical Laboratory revenues, which was partially offset by a decrease in our Environmental Services revenues. The increase in the Analytical Laboratory revenues was associated with additional sample volume during the quarter.

Revenues from our Environmental Services in the first quarter of 2009 were $6,244,095 compared to $6,547,091 for the same period in 2008, a decrease of $302,996 or 4.6%. Our Environmental Services contributed 75.4% to total revenues in the first quarter of 2009 versus 79.2% in the first quarter of 2008. The decrease in revenues was primarily due to lower subcontract revenue at Los Alamos.

Revenues from our Analytical Laboratories in the first quarter of 2009 were $2,034,289 compared to $1,718,159 for the same period in 2008, an increase of $316,130 or 18.4%. Our Analytical Labs contributed 24.6% to total revenues in the first quarter of 2009 versus 20.8% for the same period in 2008. The increase in revenues was primarily due to additional sample volume during the quarter.

Cost of Sales

The cost of sales in the first quarter of 2009 was $7,783,234 compared to $7,902,811 for the same period in 2008, a decrease of $119,577 or 1.5%. The decrease in cost of sales was primarily due to lower subcontract costs at Los Alamos.

The cost of sales from our Environmental Services in the first quarter of 2009 was $5,707,851 compared to $5,976,124 for the same period in 2008, a decrease of $268,273 or 4.5%. The cost of sales from our Analytical Laboratories in the first quarter of 2009 was $2,075,383 compared to $1,926,687 for the same period in 2008, an increase of $148,696 or 7.7%. Included in cost of sales were non-recurring expenses of approximately $180,000 including additional rent, clean-up costs, write-off of leasehold improvements and other expenses associated with the relocation of our Lionville Laboratory.

Gross Profit

Gross profit in the first quarter of 2009 was $495,150 compared to $362,439 for the same period in 2008, an increase of $132,711 or 36.6%. The gross profit margin increased to 6.0% in the first quarter of 2009 from 4.4% for the same period in 2008. The increase in the quarterly gross profit was primarily due to increased revenues at our Analytical Laboratories that have a relatively fixed cost structure.

The gross profit from our Environmental Services in the first quarter of 2009 was $536,244 compared to $570,967 for the same period in 2008, a decrease of $34,723 or 6.1%. The gross profit from our Analytical Laboratories in the first quarter of 2009 was a loss of $41,094 compared to a loss of $208,528 for the same period in 2008, an increase of $167,434 or 80.3%. The gross profit was affected by non-recurring expenses of approximately $180,000, including additional rent, clean-up costs, write-off of leasehold improvements and other expenses associated with the relocation of our Lionville Laboratory.

Operating Expenses

General and administrative expenses in the first quarter of 2009 were $660,240 compared to $674,614 for the same period in 2008, a decrease of $14,374 or 2.1%. Our general and administrative costs remained relatively stable in the first quarter or 2009 compared with the general and administrative costs for the same period in 2008.

GLENROSE INSTRUMENTS INC.

Operating Income (Loss)

The operating loss in the first quarter of 2009 was $165,090, compared to an operating loss of $312,175 for the same period in 2008. The operating loss was primarily due to the Environmental Services operating income of $308,028, offset by an operating loss at the Analytical Laboratories of $369,144 and corporate general and administrative expenses of $103,974.

Other Income (Expense)

Other expenses in the first quarter of 2009 were $145,574 compared to $84,847 for the same period in 2008, an increase of $60,727 or 71.6%. Interest and other miscellaneous income in the first quarter of 2009 was $77,417 compared to $5,826 for the same period in 2008. The increase was primarily due to a higher cash balance of funds invested. Interest expense in the first quarter of 2009 was $222,991 compared to $90,673 for the same period in 2008, due to interest expense on our convertible debenture and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded a tax provision in the first quarter of 2009 of $300,177 compared with no tax benefit or provision for the same period in 2008. The provision is a non cash expense associated with the write-off of certain deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS No. 109. The company believes it is more likely than not to realize the benefit of the remaining deferred tax asset.

Net Loss

We incurred a net loss in the first quarter of 2009 of $610,841 compared to a net loss of $397,022 for the same period in 2008.

Liquidity and Capital Resources

Consolidated working capital at March 29, 2009 was $12,775,058, compared to $13,279,653 at December 28, 2008. Included in working capital were cash, cash equivalents and short-term investments of $10,756,783 as of March 29, 2009, compared to $11,383,800 at December 28, 2008. The decrease in working capital was a result of cash needed to fund operations.

Cash used by operating activities was $442,104 in the first quarter of 2009, compared to cash used by operating activities of $20,780 for the same period in 2008. Our net receivables balance increased to $3,578,571 in the first quarter of 2009, compared to $3,036,225 at December 28, 2008, due to an increase in service related receivables attributed to a new contract and the increase in our Analytical Laboratory revenue, resulting in a decrease in cash of $542,346. Our unbilled contract receivables decreased to $564,956 in the first quarter of 2009, compared to $776,988 at December 28, 2008, resulting in an increase in cash of $212,032. The decrease in the unbilled contract receivables is primarily due to cost-plus service related contacts billed during the first quarter. Our prepaid expenses decreased to $183,398 in the first quarter of 2009, compared to $250,324 at December 28, 2008, resulting in an increase in cash of $66,926. The decrease in the prepaid expenses is primarily due to scheduled payments of insurance premiums. Other receivables decreased to $91,792 in the first quarter of 2009, compared to $183,658 at December 28, 2008, resulting in an increase in cash of $91,866, due to the receipt of certain employee related expenses that were due to the company by our prime contractor. Our deferred tax asset decreased to $257,046 in the first quarter of 2009, compared to $557,123 at December 28, 2008, resulting in an increase in cash of $300,077, due to the write-off of certain deferred tax assets in accordance with SFAS No. 109.

Accounts payable decreased to $1,008,055 in the first quarter of 2009, compared to $1,015,715 at December 28, 2008, resulting in a decrease in cash of $7,660. Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $1,934,808 in the first quarter of 2009, compared to $1,835,665 at December 28, 2008, primarily due to an increase in accrued employee related costs, resulting in an increase in cash of $99,143. Our accrued interest balance associated with the subordinated notes decreased to $266,009 in the first quarter of 2009, compared to $601,328 at December 28, 2008, resulting in a decrease in cash of $335,319, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first quarter of 2009 we used $181,974 for purchases of equipment. The company’s short-term investments provided $300,551 of cash as our funds invested in certificates of deposits matured and converted into cash. The company’s financing activities used $2,939 of cash in the first quarter of 2009, primarily due payments on capital lease obligations.

GLENROSE INSTRUMENTS INC.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLENROSE INSTRUMENTS INC.

PART II – OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 28, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:  Exhibits

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2009.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)