Form 10-Q
period 2009-06-28
GlenRose Instruments Inc.
filed 2009-08-12
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at June 28, 2009
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 28, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet –
	June 28, 2009 and December 28, 2008	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended June 28, 2009 and June 29, 2008	5

	Condensed Consolidated Statement of Operations –
	Six Months Ended June 28, 2009 and June 29, 2008	6

	Condensed Consolidated Statement of Cash Flows –
	Six Months Ended June 28, 2009 and June 29, 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T:	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	22

Item 6:	Exhibits	22

Signatures		23

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 28, 2009 and December 28, 2008

	June 28,	December 28,
	2009	2008
	UNAUDITED
ASSETS
Current Assets
Cash and cash equivalents	$708,354	$1,062,581
Short-term investments	10,050,150	10,321,219
Accounts receivable (net of allowances of $61,827
and $27,688 for 2009 and 2008, respectively)	3,408,457	3,036,225
Unbilled contract receivables	358,555	776,988
Supply inventory	88,360	80,560
Prepaid expenses	230,166	250,324
Other receivables	68,810	183,658
Income tax receivable	302,391	302,391
Deferred tax asset	257,046	557,123
Total current assets	15,472,289	16,571,069

Property, plant and equipment, net	2,653,306	2,842,402

Other assets
Restricted cash	415,000	415,000
Deferred financing costs	490,000	550,000
Goodwill	2,740,913	2,740,913
Total other assets	3,645,913	3,705,913

TOTAL ASSETS	$21,771,508	$23,119,384

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of June 28, 2009 and December 28, 2008

	June 28,	December 28,
	2009	2008
	UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$562,651	$1,015,715
Accrued expenses	237,210	169,980
Accrued employee-related costs	1,853,456	1,623,850
Accrued interest	262,722	601,328
Capital lease obligations	14,274	7,593
Income taxes payable	1,881	1,881
Total current liabilities	2,932,194	3,420,347

Long-term liabilities
Convertible debentures due to related parties	14,875,000	14,875,000
Capital lease obligations, net of current portion	14,990	27,861
Deferred tax liability	256,946	256,946
Other long-term liabilities	54,389	39,954
Total liabilities	18,133,519	18,620,108

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized;
3,117,647 shares issued and outstanding at
June 28, 2009 and December 28, 2008)	31,176	31,176
Additional paid-in-capital	7,829,038	7,764,185
Accumulated deficit	(4,222,225)	(3,268,245)
Accumulated other comprehensive income (loss)	-	(27,840)
Total stockholders' equity	3,637,989	4,499,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,771,508	$23,119,384

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 28, 2009 and June 29, 2008

	Three Months Ended
	June 28,	June 29,
	2009	2008
	UNAUDITED	UNAUDITED

Revenues	$7,975,398	$8,284,894

Cost of sales	7,650,240	7,819,732

Gross profit from operations	325,158	465,162

General and administrative expenses	501,699	582,976

Operating loss	(176,541)	(117,814)

Other income (expense)
Miscellaneous income	-	(1,019)
Interest income	12,242	4,200
Interest expense	(178,840)	(69,598)
Total other expense	(166,598)	(66,417)

Loss from operations, before income taxes	(343,139)	(184,231)

Provision for income taxes	-	-

Net loss	$(343,139)	$(184,231)

Net loss per share - basic and diluted	$(0.11)	$(0.06)

Weighted average shares outstanding -
basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 28, 2009 and June 29, 2008

	Six Months Ended
	June 28,	June 29,
	2009	2008
	UNAUDITED	UNAUDITED

Revenues	$16,253,782	$16,550,144

Cost of sales	15,433,474	15,722,543

Gross profit from operations	820,308	827,601

General and administrative expenses	1,161,939	1,257,590

Operating loss	(341,631)	(429,989)

Other income (expense)
Miscellaneous income	(801)	(910)
Interest income	90,460	9,917
Interest expense	(401,831)	(160,271)
Total other expense	(312,172)	(151,264)

Loss from operations, before income taxes	(653,803)	(581,253)

Provision for income taxes	(300,177)	-

Net loss	$(953,980)	$(581,253)

Net loss per share - basic and diluted	$(0.31)	$(0.19)

Weighted average shares outstanding -
basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 28, 2009 and June 29, 2008

	June 28,	June 29,
	2009	2008
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(953,980)	$(581,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380,208	276,372
Provision for (benefit of) deferred income taxes	300,077	(100)
Amortization of deferred financing costs	60,000	-
Stock-based compensation	64,853	139,267
Bad debt expense	34,139	-
Gain on maturities of short-term investments	(38,180)	-
Loss on disposal of fixed assets	11,835	-

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(406,371)	(386,727)
Other receivables	114,848	(44,291)
Unbilled contract receivables	418,433	158,359
Prepaid expenses	20,158	37,233
Inventory	(7,800)	(43,317)
Increase (decrease) in:
Accounts payable	(453,064)	126,752
Accrued interest	(338,606)	(324,963)
Other long-term liabilities	14,435	30,709
Other accrued liabilities	296,836	262,250
Net cash used in operating activities	(482,179)	(349,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(202,947)	(132,032)
Proceeds from maturities of short-term investments	7,108,876	-
Purchase of short-term investments	(6,771,787)	-
Net cash provided by (used in) investing activities	134,142	(132,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6,190)	(4,300)
Net cash used in financing activities	(6,190)	(4,300)

Net (decrease) increase in cash and cash equivalents	(354,227)	(486,041)
Cash and cash equivalents, beginning of the period	1,062,581	1,206,722
Cash and cash equivalents, ending of the period	$708,354	$720,681

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 28, 2009

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at June 28, 2009, and the results of operations and cash flows for the three and six months ended June 28, 2009 and June 29, 2008. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 28, 2008.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At June 28, 2009, the company had a balance of $6,835,233 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended June 28, 2009 and June 29, 2008. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 75% and 67% of revenue and 53% and 34% of trade accounts receivable for the three months ended June 28, 2009 and June 29, 2008, respectively and approximately 76% and 70% of revenue and 53% and 34% of trade accounts receivable for the six month periods ended June 28, 2009 and June 29, 2008, respectively. The other customer represented approximately 12% and 15% of revenue and 20% and 27% of trade accounts receivable for the three months ended June 28, 2009 and June 29, 2008, respectively and approximately 11% and 15% of revenue and 20% and 27% of trade accounts receivable for the six month period ended June 28, 2009 and June 29, 2008, respectively.

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

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel. The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or general and administrative expense, and are allocated to jobs as a percentage of each division’s total cost base. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Claims and change orders are not recorded and recognized until such time as they have been accepted. The company did not have any open fixed-price contracts at year end.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test at the end of the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill for the Eberline Services unit in the amount of $2,740,913 was tested in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles”, or SFAS No. 142 as of December 28, 2008 and was considered to be not impaired. No events occurred or circumstances changed that required the company to further test goodwill for impairment during the six month period ended June 28, 2009.

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

The company recognized employee non-cash stock based compensation expense of $64,853 and $139,267 related to the issuance of restricted stock and stock options at June 28, 2009 and June 29, 2008, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $215,594 at June 28, 2009. This amount is expected to be recognized over a weighted average period of 3.31 years. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock.

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

See “Note 4 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended June 28, 2009.

Fair Value of Financial Instruments

The company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and borrowings. The company believes all of the financial instruments’ carrying values approximate current market values.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentations.

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

GLENROSE INSTRUMENTS INC.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168. SFAS No. 168 replaces Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have an impact on our financial position, results of operations or cash flows.

We adopted the provisions of FASB Staff Position, FASB Statement No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1, on June 30, 2009. FSP FAS 107-1 and APB 28-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows.

We adopted the provisions of Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 12, 2009, the date we have issued this Quarterly Report on Form 10-Q.

GLENROSE INSTRUMENTS INC.

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

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at June 28, 2009 are as follows:

Summary of Lease Obligations:

	2009	2010	2011	2012	2013	Totals

Facilities	$255,838	$161,541	$169,989	$175,413	$75,439	$838,220
Equipment	70,979	35,490	-	-	-	106,469
	$326,817	$197,031	$169,989	$175,413	$75,439	$944,689

For the three and six month period ending June 28, 2009, rent expense was $150,753 and $232,483, respectively, and for the three and six month period ending June 29, 2008, rent expense was $90,360 and $215,778, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

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

In July 2009 the Company agreed to a resolution agreement in principle with the New Mexico Environmental Department. The company is negotiating a settlement, without admitting fault, to expedite resolution and mitigate cost associated with the claim. In the event it is determined that the company has to pay such claim in full, it will not result in a material adverse affect on its business, operating results or financial condition.

Note 4 – Stockholders’ Equity:

Common Stock

On August 30, 2007, the company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00 resulting in proceeds net of costs to the company of $687,417.

GLENROSE INSTRUMENTS INC.

Stock Based Compensation

In September 2005, the company adopted a stock option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company.

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of June 28, 2009. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 494,000 at June 28, 2009.

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

The company recognized employee non-cash stock based compensation expense of $64,853 and $139,267 related to the issuance of restricted stock and stock options during the six month period ending June 28, 2009 and June 29, 2008, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $215,594 at June 28, 2009. This amount is expected to be recognized over a weighted average period of 3.31 years. There were no stock options granted during the period ending June 28, 2009. Stock option activity for the period ending June 28, 2009 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 28, 2008	200,000	$7.00	$7.00	5.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(9,000)	7.00	7.00
Expired	-	-	-
Outstanding, June 28, 2009	191,000	$7.00	7.00	5.38	-
Vested & Exercisable, June 28, 2009	38,200		$7.00	5.38	$-

The aggregate intrinsic value of options outstanding as of June 28, 2009 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. At June 28, 2009, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the period ending June 28, 2009 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 28, 2008	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, June 28, 2009	15,000	$7.00

GLENROSE INSTRUMENTS INC.

Note 5 - Loss per Share:

Basic and diluted loss per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of June 28, 2009 and June 29, 2008. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Earnings per share
Income (loss) available to stockholders	$(343,139)	$(184,231)	$(953,980)	$(581,253)

Weighted average shares outstanding - basic	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - basic	$(0.11)	$(0.06)	$(0.31)	$(0.19)

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$(0.11)	$(0.06)	$(0.31)	$(0.19)

Anti-dilutive restricted stock outstanding	15,000	15,000	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	191,000	230,000	191,000	230,000
Anti-dilutive convertible debentures	2,125,000	-	2,125,000	-

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

During the three months ended on June 28, 2009, the company had $6,377,661 in Money Market funds and $3,672,489 in short-term investments that are comprised of Certificates of Deposits which are categorized as Level 2. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

GLENROSE INSTRUMENTS INC.

Note 7 – Investments:

In accordance with SFAS No. 115 the company has classified its marketable securities, included in short-term investments as of December 28, 2008, as available-for-sale. Available-for-sale securities, which include corporate bonds and U.S. Treasury bills, are reported at fair value with unrealized gains and losses included in stockholders’ equity. The company had an unrealized loss of 27,840 in the year ended, December 28, 2008. The following is a summary of marketable, available-for-sale securities as of December 28, 2008.

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury bills	$2,497,701	$22,223	$-	$2,519,924
Corporate bonds	4,572,992	8,175	(58,238)	4,522,929
	$7,070,693	$30,398	$(58,238)	$7,042,853

The available-for-sale securities held by the company as of December 28, 2008 matured during the first and second quarters of 2009. Proceeds from maturities of securities classified as available for sale were $7,108,876 for the six months ended June 28, 2009. Gross gains of $38,180 were realized on these maturities during the six months ended June 28, 2009. The company used $6,771,787 of the proceeds from the maturities of available for sale securities to purchase certificates of deposits and money market funds.

As of June 28, 2008 the company’s short-term investments consist solely of certificates of deposits and money market funds which are reported at fair value with unrealized gains and losses included in earnings.

Note 8 - Segment Data:

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending June 28, 2009 and June 29, 2008 are included below:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Environmental Services	$6,092,410	$6,480,367	$12,336,505	$13,027,458
Analytical Laboratories	1,882,988	1,804,527	3,917,277	3,522,686
Instruments	-	-	-	-
	7,975,398	8,284,894	16,253,782	16,550,144
Cost of Sales
Environmental Services	5,673,312	5,968,632	11,381,163	11,944,756
Analytical Laboratories	1,976,928	1,851,100	4,052,311	3,777,787
Instruments	-	-	-	-
	7,650,240	7,819,732	15,433,474	15,722,543
Gross Profit (Loss)
Environmental Services	419,098	511,735	955,342	1,082,702
Analytical Laboratories	(93,940)	(46,573)	(135,034)	(255,101)
Instruments	-	-	-	-
	325,158	465,162	820,308	827,601
General and administrative expenses
Environmental Services	297,890	329,290	713,341	770,528
Analytical Laboratories	96,617	93,842	237,432	228,493
Instruments	107,192	159,843	211,166	258,569
	501,699	582,976	1,161,939	1,257,590
Operating profit (Loss)
Environmental Services	121,208	182,445	242,001	312,174
Analytical Laboratories	(190,557)	(140,415)	(372,466)	(483,594)
Corporate & Instruments	(107,192)	(159,843)	(211,166)	(258,569)
	(176,541)	(117,814)	(341,631)	(429,989)
Supplemental Disclosure
Depreciation Expense
Environmental Services	74,228	73,940	136,717	118,710
Analytical Laboratories	125,379	86,206	243,491	157,662
Instruments	-	-	-	-
	199,607	160,146	380,208	276,372
Capital Expenditures
Environmental Services	-	43,438	-	98,086
Analytical Laboratories	9,138	29,572	202,947	33,946
Instruments	-	-	-	-
	$9,138	$73,010	$202,947	$132,032

	June 28,	December 28,
	2009	2008
	UNAUDITED
Environmental Services	$7,363,426	$8,115,673
Analytical Laboratories	3,842,961	4,092,783
Instruments	10,565,121	10,910,928
	$21,771,508	$23,119,384

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

Second Quarter 2009 Compared to Second Quarter 2008

Revenues

Revenues in the second quarter of 2009 were $7,975,398 compared to $8,284,894 for the same period in 2008, a decrease of $309,496 or 3.7%. The decrease in revenues was primarily due to a decrease in our Environmental Services revenues, which was partially offset by an increase in our Analytical Laboratory revenues. The decrease in our Environmental Services revenues was primarily due to the completion of a contract at Los Alamos offset by an increase in service work at Hanford. The increase in our Analytical Laboratory revenues was primarily due to additional sample volume during the quarter.

Revenues from our Environmental Services in the second quarter of 2009 were $6,092,410 compared to $6,480,367 for the same period in 2008, a decrease of $387,957 or 6.0%. Our Environmental Services contributed 76.4% to total revenues in the second quarter of 2009 versus 78.2% in the second quarter of 2008. The decrease in our Environmental Services revenues was primarily due to the completion of a contract at Los Alamos offset by an increase in service work at Hanford.

Revenues from our Analytical Laboratories in the second quarter of 2009 were $1,882,988 compared to $1,804,527 for the same period in 2008, an increase of $78,461 or 4.3%. Our Analytical Labs contributed 23.6% to total revenues in the second quarter of 2009 versus 21.8% for the same period in 2008. The increase in revenues was primarily due to additional sample volume during the quarter.

Cost of Sales

The cost of sales in the second quarter of 2009 was $7,650,240 compared to $7,819,732 for the same period in 2008, a decrease of $169,492 or 2.2%. The decrease in cost of sales was primarily due to the proportional reduction of labor and overheads associated with the completion of a contract at Los Alamos.

The cost of sales from our Environmental Services in the second quarter of 2009 was $5,673,312 compared to $5,968,632 for the same period in 2008, a decrease of $295,320 or 4.9%. The cost of sales from our Analytical Laboratories in the second quarter of 2009 was $1,976,928 compared to $1,851,100 for the same period in 2008, an increase of $125,828 or 6.8% primarily due to non- recurring expenses associated with the relocation of our Lionville Laboratory.

Gross Profit

Gross profit in the second quarter of 2009 was $325,158 compared to $465,162 for the same period in 2008, a decrease of $140,004 or 30.1%. The gross profit margin decreased to 4.1% in the second quarter of 2009 from 5.6% for the same period in 2008. The decrease in the quarterly gross profit was primarily due to decreased revenue and the associated cost of goods related to the completion of a contract at Los Alamos.

The gross profit from our Environmental Services in the second quarter of 2009 was $419,098 compared to $511,735 for the same period in 2008, a decrease of $92,637 or 18.1%. The gross profit from our Analytical Laboratories in the second quarter of 2009 was a loss of $93,940 compared to a loss of $46,573 for the same period in 2008, a decrease of $47,367 or 101.7%.

Operating Expenses

General and administrative expenses in the second quarter of 2009 were $501,699 compared to $582,976 for the same period in 2008, a decrease of $81,277 or 13.9%. Our general and administrative costs decreased due to continued cost control measures.

GLENROSE INSTRUMENTS INC.

Operating Income (Loss)

The operating loss in the second quarter of 2009 was $176,541, compared to an operating loss of $117,814 for the same period in 2008. The operating loss was primarily due to the Environmental Services operating income of $121,208, offset by an operating loss at the Analytical Laboratories of $190,557 and corporate general and administrative expenses of $107,192.

Other Income (Expense)

Other expenses in the second quarter of 2009 were $166,598 compared to $66,417 for the same period in 2008, an increase of $100,181 or 150.8%. Interest and other miscellaneous income in the second quarter of 2009 was $12,242 compared to $3,181 for the same period in 2008. The increase was primarily due to a higher cash balance of funds invested. Interest expense in the second quarter of 2009 was $178,840 compared to $69,598 for the same period in 2008, due to interest expense on our convertible debenture and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded no tax provision in the second quarter of 2009 or the second quarter of 2008.

Net Loss

We incurred a net loss in the second quarter of 2009 of $343,139 compared to a net loss of $184,231 for the same period in 2008.

First Six Months 2009 Compared to First Six Months 2008

Revenues

Revenues in the first six months of 2009 were $16,253,782 compared to $16,550,144 for the same period in 2008, a decrease of $296,362 or 1.8%. The decrease in revenues was primarily due to a decrease in our Environmental Services revenues, which was partially offset by an increase in our Analytical Laboratory revenues. The decrease in our Environmental Services revenues was primarily due to the completion of a contract at Los Alamos offset by an increase in service work at Hanford. The increase in our Analytical Laboratory revenues was primarily due to additional sample volume during the quarter.

Revenues from our Environmental Services in the first six months of 2009 were $12,336,505 compared to $13,027,458 for the same period in 2008, a decrease of $690,953 or 5.3%. Our Environmental Services contributed 75.9% to total revenues in the first six months of 2009 versus 78.7% in the first six months of 2008. The decrease in our Environmental Services revenues was primarily due to the completion of a contract at Los Alamos offset by an increase in service work at Hanford.

Revenues from our Analytical Laboratories in the first six months of 2009 were $3,917,277 compared to $3,522,686 for the same period in 2008, an increase of $394,591or 11.2%. Our Analytical Labs contributed 24.1% to total revenues in the first six months of 2009 versus 21.3% for the same period in 2008. The increase in revenues was primarily due to additional sample volume during the quarter.

Cost of Sales

The cost of sales in the first six months of 2009 was $15,433,474 compared to $15,722,543 for the same period in 2008, a decrease of $289,069 or 1.8%. The decrease in cost of sales was primarily due to the proportional reduction of labor and overheads associated with the completion of a contract at Los Alamos.

The cost of sales from our Environmental Services in the first six months of 2009 was $11,381,163 compared to $11,944,756 for the same period in 2008, a decrease of $563,593 or 4.7%. The cost of sales from our Analytical Laboratories in the first six months of 2009 was $4,052,311 compared to $3,777,787 for the same period in 2008, an increase of $274,524 or 7.3%. Included in cost of sales were non-recurring expenses of approximately $180,000 including additional rent, clean-up costs, write-off of leasehold improvements and other expenses associated with the relocation of our Lionville Laboratory.

GLENROSE INSTRUMENTS INC.

Gross Profit

Gross profit in the first six months of 2009 was $820,308 compared to $827,601 for the same period in 2008, a decrease of $7,293. The gross profit margin remained unchanged at 5.0% in the first six months of 2009 and 5.0% for the same period in 2008. The gross profit remained relatively flat due to the increased revenue at our Analytical Laboratories which increased the gross profit, offset by a decrease in revenue at our Environmental Services, due to the completion of a contract at Los Alamos, which reduced the gross profit.

The gross profit from our Environmental Services in the first six months of 2009 was $955,342 compared to $1,082,702 for the same period in 2008, a decrease of $127,360 or 11.8%. The gross profit from our Analytical Laboratories in the first six months of 2009 was a loss of $135,034 compared to a loss of $255,101 for the same period in 2008, an increase of $120,067 or 47.1%.

Operating Expenses

General and administrative expenses in the first six months of 2009 were $1,161,939 compared to $1,257,590 for the same period in 2008, a decrease of $95,651 or 7.6%. Our general and administrative costs decreased due to continued cost control measures.

Operating Income (Loss)

The operating loss in the first six months of 2009 was $341,631 compared to an operating loss of $429,989 for the same period in 2008. The operating loss was primarily due to the Environmental Services operating income of $242,001 offset by an operating loss at the Analytical Laboratories of $372,466 and corporate general and administrative expenses of $211,166.

Other Income (Expense)

Other expenses in the first six months of 2009 were $312,172 compared to $151,264 for the same period in 2008, an increase of $160,908 or 106.4%. Interest and other miscellaneous income in the first six months of 2009 was $89,659 compared to $9,007 for the same period in 2008. The increase was primarily due to a higher cash balance of funds invested. Interest expense in the first six months of 2009 was $401,831 compared to $160,271 for the same period in 2008, due to interest expense on our convertible debenture and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded a tax provision in the first six months of 2009 of $300,177 compared with no tax benefit or provision for the same period in 2008. The provision is a non cash expense associated with the write-off of certain deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS No. 109.

Net Loss

We incurred a net loss in the first six months of 2009 of $953,980 compared to a net loss of $581,253 for the same period in 2008.

Liquidity and Capital Resources

Consolidated working capital at June 28, 2009 was $12,540,095, compared to $13,150,722 at December 28, 2008. Included in working capital were cash, cash equivalents and short-term investments of $10,758,504 as of June 28, 2009, compared to $11,383,800 at December 28, 2008. The decrease in working capital was a result of cash needed to fund operations.

Cash used by operating activities was $482,179 in the first six months of 2009, compared to cash used by operating activities of $349,709 for the same period in 2008. Our net receivables balance increased to $3,408,457 in the first six months of 2009, compared to $3,036,225 at December 28, 2008, due to the increase sales volume at our Analytical Laboratories and due to a change in the contract administrator at Hanford causing delay in payment of certain invoices, resulting in a decrease in cash of $372,232. Our unbilled contract receivables decreased to $358,555 in the first six months of 2009, compared to $776,988 at December 28, 2008, resulting in an increase in cash of $418,433. The decrease in the unbilled contract receivables is primarily due to cost-plus service related contacts billed during the first six months. Our prepaid expenses decreased to $230,166 in the first six months of 2009, compared to $250,324 at December 28, 2008, resulting in an increase in cash of $20,158. The decrease in the prepaid expenses is primarily due to scheduled payments of insurance premiums. Other receivables decreased to $68,810 in the first six months of 2009, compared to $183,658 at December 28, 2008, resulting in an increase in cash of $114,848, due to the receipt of certain employee related expenses that were due to the company by our prime contractor. Our deferred tax asset decreased to $257,046 in the first six months of 2009, compared to $557,123 at December 28, 2008, resulting in an increase in cash of $300,077, due to the write-off of certain deferred tax assets in accordance with SFAS No. 109.

GLENROSE INSTRUMENTS INC.

Accounts payable decreased to $562,651 in the first six months of 2009, compared to $1,015,715 at December 28, 2008, resulting in a decrease in cash of $453,064. Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $2,146,936 in the first six months of 2009, compared to $1,835,665 at December 28, 2008, primarily due to an increase in accrued employee related costs, resulting in an increase in cash of $311,271. Our accrued interest balance associated with the subordinated notes decreased to $262,722 in the first six months of 2009, compared to $601,328 at December 28, 2008, resulting in a decrease in cash of $338,606, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first six months of 2009 we used $202,947 for purchases of equipment. The company’s proceeds from maturities of securities classified as available for sale were $7,108,876 for the six months ended June 28, 2009. The company used $6,771,787 of the proceeds from the maturities of available for sale securities to purchase certificates of deposits and money market funds. The company’s financing activities used $6,190 of cash in the first six months of 2009, primarily due payments on capital lease obligations.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2009.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)