Form 10-Q
period 2009-09-27
GlenRose Instruments Inc.
filed 2009-11-12
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at September 27, 2009
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 27, 2009

TABLE OF CONTENTS

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 27, 2009 and December 28, 2008

	September 27,	December 28,
	2009	2008
	UNAUDITED
ASSETS
Current Assets
Cash and cash equivalents	$645,176	$1,062,581
Short-term investments	10,063,956	10,321,219
Accounts receivable (net of allowances of $67,251 and $27,688 for 2009 and 2008, respectively)	3,029,349	3,036,225
Unbilled contract receivables	872,346	776,988
Supply inventory	65,475	59,263
Prepaid expenses	232,744	250,324
Other receivables	57,063	183,658
Income tax receivable	302,391	302,391
Deferred tax asset	257,046	557,123
Assets held for sale	907,538	-
Total current assets	16,433,084	16,549,772

Property, plant and equipment, net	1,677,774	2,863,699

Other assets
Restricted cash	415,000	415,000
Deferred financing costs	460,000	550,000
Goodwill	2,740,913	2,740,913
Total other assets	3,615,913	3,705,913

TOTAL ASSETS	$21,726,771	$23,119,384

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of September 27, 2009 and December 28, 2008

	September 27,	December 28,
	2009	2008
	UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$717,985	$1,015,715
Accrued expenses	240,599	169,980
Accrued employee-related costs	1,658,910	1,623,850
Accrued interest	262,722	601,328
Capital lease obligations	10,945	7,593
Income taxes payable	1,881	1,881
Total current liabilities	2,893,042	3,420,347

Long-term liabilities
Convertible debentures due to related parties	14,875,000	14,875,000
Capital lease obligations, net of current portion	14,990	27,861
Deferred tax liability	256,946	256,946
Other long-term liabilities	106,528	39,954
Total liabilities	18,146,506	18,620,108

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at September 27, 2009 and December 28, 2008)	31,176	31,176
Additional paid-in-capital	7,870,782	7,764,185
Accumulated deficit	(4,321,693)	(3,268,245)
Accumulated other comprehensive income (loss)	-	(27,840)
Total stockholders' equity	3,580,265	4,499,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,726,771	$23,119,384

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 27, 2009 and September 28, 2008

	Three Months Ended
	September 27,	September 28,
	2009	2008
	UNAUDITED	UNAUDITED

Revenues	$8,062,900	$8,506,786

Cost of sales	7,392,989	7,890,058

Gross profit from operations	669,911	616,728

General and administrative expenses	604,246	745,569

Operating income (loss)	65,665	(128,841)

Other income (expense)
Interest income	13,300	59,322
Interest expense	(178,433)	(148,260)
Total other expense	(165,133)	(88,938)

Loss from operations, before income taxes	(99,468)	(217,779)

Provision for income taxes	-	-

Net loss	$(99,468)	$(217,779)

Net loss per share - basic and diluted	$(0.03)	$(0.07)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 27, 2009 and September 28, 2008

	Nine Months Ended
	September 27,	September 28,
	2009	2008
	UNAUDITED	UNAUDITED

Revenues	$24,316,682	$25,056,930

Cost of sales	22,826,463	23,612,601

Gross profit from operations	1,490,219	1,444,329

General and administrative expenses	1,766,185	2,003,159

Operating loss	(275,966)	(558,830)

Other income (expense)
Interest income	102,959	68,329
Interest expense	(580,264)	(308,531)
Total other expense	(477,305)	(240,202)

Loss from operations, before income taxes	(753,271)	(799,032)

Provision for income taxes	(300,177)	-

Net loss	$(1,053,448)	$(799,032)

Net loss per share - basic and diluted	$(0.34)	$(0.26)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 27, 2009 and September 28, 2008

	September 27,	September 28,
	2009	2008
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,053,448)	$(799,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514,661	432,713
Provision for (benefit of) deferred income taxes	300,077	(100)
Amortization of deferred financing costs	90,000	20,000
Stock-based compensation	106,597	220,808
Bad debt expense	39,563	-
Gain on maturities of short-term investments	(47,299)	-
Loss on disposal of fixed assets	11,835	-

Changes in operating assets and liabilities
(Increase) decrease in:
Restricted Cash	-	185,395
Accounts receivable	(32,687)	(183,789)
Other receivables	126,595	(62,560)
Unbilled contract receivables	(95,358)	(92,883)
Prepaid expenses	17,580	120,832
Inventory	(6,212)	25,123
Increase (decrease) in:
Accounts payable	(297,730)	(154,584)
Accrued interest	(338,606)	(357,000)
Other long-term liabilities	66,574	(15,105)
Other accrued liabilities	64,327	247,813
Net cash used in operating activities	(533,531)	(412,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(206,757)	(319,113)
Proceeds from maturities of short-term investments	10,792,991	-
Purchase of short-term investments	(10,460,589)	-
Net cash provided by (used in) investing activities	125,645	(319,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures, net of costs	-	11,400,000
Payments on subordinated notes	-	(500,000)
Principal payments on capital lease obligations	(9,519)	(6,656)
Net cash used in financing activities	(9,519)	10,893,344

Net (decrease) increase in cash and cash equivalents	(417,405)	10,161,862
Cash and cash equivalents, beginning of the period	1,062,581	1,206,722
Cash and cash equivalents, ending of the period	$645,176	$11,368,584

Supplemental disclosure - Non cash financing activities
Conversion of debt into convertible debentures	$-	$2,875,000
Conversion of senior notes into convertible debentures	-	(875,000)
Conversion of subordinated notes into convertible debentures	-	(1,500,000)
Conversion of demand notes into convertible debentures	$-	$(500,000)

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending September 27, 2009

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at September 27, 2009, and the results of operations and cash flows for the three and nine months ended September 27, 2009 and September 28, 2008. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 28, 2008.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At September 27, 2009, the company had a balance of $10,458,349 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended September 27, 2009 and September 28, 2008. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 69% and 66% of revenue and 28% and 45% of trade accounts receivable for the three months ended September 27, 2009 and September 28, 2008, respectively and approximately 73% and 68% of revenue and 28% and 45% of trade accounts receivable for the nine month periods ended September 27, 2009 and September 28, 2008, respectively. The other customer represented approximately 14% and 13% of revenue and 32% and 12% of trade accounts receivable for the three months ended September 27, 2009 and September 28, 2008, respectively and approximately 12% and 14% of revenue and 32% and 12% of trade accounts receivable for the nine month period ended September 27, 2009 and September 28, 2008, respectively.

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

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel. The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or general and administrative expense, and are allocated to jobs as a percentage of each division’s total cost base. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Claims and change orders are not recorded and recognized until such time as they have been accepted. The company did not have any open fixed-price contracts at December 28, 2008 or at September 27, 2009.

GLENROSE INSTRUMENTS INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test at the end of the fourth quarter of each year. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing is performed annually at the reporting unit level. An impairment loss is recognized when the fair value of the discounted cash flows of the reporting unit including its tangible assets is less than the carrying value. At December 28, 2008 all of the remaining goodwill related to the Environmental Services segment. The Analytical Laboratories goodwill was written off in prior years. Goodwill for the Environmental Services segment in the amount of $2,740,913 was considered to be not impaired. No events occurred or circumstances changed that required the company to further test goodwill for impairment during the nine month period ended September 27, 2009.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the nine month period ended September 27, 2009 the Company recorded a tax provision of $300,177 in order to increase the valuation allowance for certain deferred tax assets due to their uncertain realization.

Loss per Common Share

The calculation of loss per common share is based on the weighted-average number of common shares outstanding during the applicable period.

Stock Based Compensation

Stock based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as expense in the consolidated statement of operations over the service period. The company utilized an estimated forfeiture rate when calculating the expense for the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2008 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued guidance related to transition election related to accounting for tax effects of share-based payment awards. The company has elected to adopt the alternative transition method provided in the FASB guidance for calculating the tax effects (if any) of stock-based compensation expense. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of the guidance.

See “Note 4 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended September 27, 2009.

Fair Value of Financial Instruments

The company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and borrowings. The company believes all of the financial instruments’ carrying values approximate current market values.

Recovery of Long-Lived Assets

Long-lived are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed during the nine month period ended September 27, 2009 that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

GLENROSE INSTRUMENTS INC.

Assets Held for Sale

The Company owns property in Albuquerque, New Mexico.  During the quarter ended September 27, 2009 the Company entered into a tentative agreement with a buyer to sell the property for approximately $2.0 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of September 27, 2009 and is reported in the Analytical Laboratories segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on changes in the accounting and reporting of business acquisitions. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value. This guidance is effective for the company for acquisitions that occur beginning in 2009 and will depend on the extent that the company makes business acquisitions in the future.

In December 2007, the FASB issued new rules on noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance changed the accounting for minority interests, which are reclassified as noncontrolling interests and classified as a component of equity. This guidance was effective for the company beginning December 29, 2008, and there was no effect from adoption.

In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective December 29, 2008, the Company adopted fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The rule was effective for the company beginning December 29, 2008. The company does not expect the guidance to have a material impact on its results of operations and financial condition.

In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the company in the second quarter of 2009, and has resulted in additional disclosures in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows.

In May 2009, the FASB issued a pronouncement on subsequent event accounting. The guidance identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company’s second quarter 2009, and did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through November 11, 2009, the date we have issued this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the company’s financial position, results of operations or cash flows.

GLENROSE INSTRUMENTS INC.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance is effective for us January 1, 2011 and is not expected to be material to our consolidated financial position or results of operations.

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

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at September 27, 2009 are as follows:

Summary of Lease Obligations:

	2009	2010	2011	2012	2013	Totals

Facilities	$332,933	$267,137	$198,705	$196,629	$77,207	$1,072,611
Equipment	70,979	35,490	-	-	-	106,469
	$403,912	$302,627	$198,705	$196,629	$77,207	$1,179,080

For the three and nine month period ending September 27, 2009, rent expense was $94,081 and $291,022, respectively, and for the three and nine month period ending September 28, 2008, rent expense was $209,944 and $425,722, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

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

In late 2008, the New Mexico Environmental Department notified the company of a proposed civil penalty for non-compliance with certain New Mexico administrative statutes. In July 2009 the Company agreed to a resolution agreement in principle with the New Mexico Environmental Department. The company negotiated a settlement, without admitting fault, to expedite resolution and mitigate cost associated with the claim. The settlement did not result in a material adverse affect on the company’s business, operating results or financial condition.

GLENROSE INSTRUMENTS INC.

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

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of September 27, 2009. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The number of securities remaining available for future issuance under the plan was 498,000 at September 27, 2009.

The company accounts for share-based compensation arrangements and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.

The company recognized employee non-cash stock based compensation expense of $106,597 and $220,808 related to the issuance of restricted stock and stock options during the nine month period ending September 27, 2009 and September 28, 2008, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $179,085 at September 27, 2009. This amount is expected to be recognized over a weighted average period of 3.31 years. There were no stock options granted during the period ending September 27, 2009. Stock option activity for the period ending September 27, 2009 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 28, 2008	200,000	$7.00	$7.00	5.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(13,000)	7.00	7.00
Expired	-	-	-
Outstanding, September 27, 2009	187,000	$7.00	7.00	5.13	-
Vested & Exercisable, September 27, 2009	37,400		$7.00	5.13	$-

The aggregate intrinsic value of options outstanding as of September 27, 2009 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. At September 27, 2009, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the period ending September 27, 2009 was as follows:

GLENROSE INSTRUMENTS INC.

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 28, 2008	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, September 27, 2009	15,000	$7.00

Note 5 - Loss per Share:

Basic and diluted loss per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of September 27, 2009 and September 28, 2008. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Earnings per share
Loss available to stockholders	$(99,468)	$(217,779)	$(1,053,448)	$(799,032)

Weighted average shares outstanding - basic	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - basic	$(0.03)	$(0.07)	$(0.34)	$(0.26)

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$(0.03)	$(0.07)	$(0.34)	$(0.26)

Anti-dilutive restricted stock outstanding	15,000	15,000	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	187,000	218,000	187,000	218,000
Anti-dilutive convertible debentures	2,125,000	2,125,000	2,125,000	2,125,000

Note 6 – Fair Value Measurements:

The Fair Value Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

During the three months ended on September 27, 2009, the company had $10,063,956 in money market funds which are categorized as Level 1.

Note 7 – Investments:

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

GLENROSE INSTRUMENTS INC.

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury bills	$2,497,701	$22,223	$-	$2,519,924
Corporate bonds	4,572,992	8,175	(58,238)	4,522,929
	$7,070,693	$30,398	$(58,238)	$7,042,853

The available-for-sale securities held by the company as of December 28, 2008 matured during the first nine months of 2009. Proceeds from maturities of securities classified as available for sale were $10,792,991 for the nine months ended September 27, 2009. Gross gains of $47,299 were realized on these maturities during the nine months ended September 27, 2009. The company used $10,460,589 of the proceeds from the maturities of available for sale securities to purchase money market funds.

As of September 27, 2009 the company’s short-term investments consist solely of money market funds which are reported at fair value with unrealized gains and losses included in earnings.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending September 27, 2009 and September 28, 2008 are included below:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Environmental Services	$6,179,156	$6,441,341	$18,515,661	$19,468,799
Analytical Laboratories	1,883,744	2,065,445	5,801,021	5,588,131
Instruments	-	-	-	-
	8,062,900	8,506,786	24,316,682	25,056,930
Cost of Sales
Environmental Services	5,502,417	5,882,406	16,883,580	17,827,162
Analytical Laboratories	1,890,572	2,007,652	5,942,883	5,785,439
Instruments	-	-	-	-
	7,392,989	7,890,058	22,826,463	23,612,601
Gross Profit (Loss)
Environmental Services	676,739	558,935	1,632,081	1,641,637
Analytical Laboratories	(6,828)	57,793	(141,862)	(197,308)
Instruments	-	-	-	-
	669,911	616,728	1,490,219	1,444,329
General and administrative expenses
Environmental Services	389,325	465,921	1,102,666	1,235,798
Analytical Laboratories	126,187	147,212	363,619	376,356
Instruments	88,734	132,436	299,900	391,005
	604,246	745,569	1,766,185	2,003,159
Operating profit (Loss)
Environmental Services	287,414	93,014	529,415	405,839
Analytical Laboratories	(133,015)	(89,419)	(505,481)	(573,664)
Corporate & Instruments	(88,734)	(132,436)	(299,900)	(391,005)
	65,665	(128,841)	(275,966)	(558,830)
Supplemental Disclosure
Depreciation Expense
Environmental Services	38,772	97,394	175,489	216,104
Analytical Laboratories	95,681	58,947	339,172	216,609
Instruments	-	-	-	-
	134,453	156,341	514,661	432,713
Capital Expenditures
Environmental Services	-	6,875	-	104,961
Analytical Laboratories	3,810	180,206	206,757	214,152
Instruments	-	-	-	-
	$3,810	$187,081	$206,757	$319,113

			September 27,	December 28,
			2009	2008
			UNAUDITED
Total Assets
Environmental Services			$7,540,741	$8,115,673
Analytical Laboratories			3,648,482	4,092,783
Instruments			10,537,548	10,910,928
			$21,726,771	$23,119,384

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

Third Quarter 2009 Compared to Third Quarter 2008

Revenues

Revenues in the third quarter of 2009 were $8,062,900 compared to $8,506,786 for the same period in 2008, a decrease of $443,886 or 5.2%. The decrease in revenues was primarily due to a decrease in our Environmental Services revenues, and a decrease in our Analytical Laboratory revenues. The decrease in our Environmental Services revenues was primarily due to a revenue decrease at Hanford. The decrease in our Analytical Laboratory revenues was primarily due to reduced sample volume during the quarter.

Revenues from our Environmental Services in the third quarter of 2009 were $6,179,156 compared to $6,441,341 for the same period in 2008, a decrease of $262,185 or 4.1%. Our Environmental Services contributed 76.6% to total revenues in the third quarter of 2009 versus 75.7% in the third quarter of 2008. The decrease in our Environmental Services revenues was due to our Hanford RCC contract. There was decrease in the scope of work over the same period in 2008, due to staff reduction associated with the recruiting of our personnel by other contracts at Hanford due to the stimulus funding. Staffing at Los Alamos and Hanford has been hampered by the ability to find experienced personnel, which is a challenge throughout the Department of Energy complex. Revenues in the quarter increased at Los Alamos and on a contract at Walter Reed for characterization work.

Revenues from our Analytical Laboratories in the third quarter of 2009 were $1,883,744 compared to $2,065,445 for the same period in 2008, a decrease of $181,701 or 8.8%. Our Analytical Labs contributed 23.4% to total revenues in the third quarter of 2009 versus 24.3% for the same period in 2008. The decrease in revenues was primarily due to reduced sample volume during the quarter as management and sampling personnel at prime contractors were focused on developing scopes of work for stimulus funding.  Our Richmond laboratory also completed a large analytical program for samples from the Columbia River.

Cost of Sales

The cost of sales in the third quarter of 2009 was $7,392,989 compared to $7,890,058 for the same period in 2008, a decrease of $497,069 or 6.3%. The decrease in cost of sales was primarily due to the proportional reduction of labor and overhead associated with the field service contracts and our cost plus fixed fee contract at Hanford, as well as a reduction of the overhead rate of the field services division. The largest effect of the overhead reduction was due to the expiration of certain depreciation schedules. The cost of sales was also affected by allocation of field services personnel to more direct work.

The cost of sales from our Environmental Services in the third quarter of 2009 was $5,502,417 compared to $5,882,406 for the same period in 2008, a decrease of $379,989 or 6.5%. The cost of sales from our Analytical Laboratories in the third quarter of 2009 was $1,890,572 compared to $2,007,652 for the same period in 2008, a decrease of $117,080 or 5.8% primarily due to the lower overhead associated with the relocation of Lionville. During the quarter, Lionville began recognizing the improved effects of the relocation.

Gross Profit

Gross profit in the third quarter of 2009 was $669,911 compared to $616,728 for the same period in 2008, an increase of $53,183 or 8.6%. The gross profit margin increased to 8.3% in the third quarter of 2009 from 7.2% for the same period in 2008. The increase in the quarterly gross profit was primarily due to reduced overhead at the field services division. In addition to better resource utilization, the overhead also decreased as certain assets became fully depreciated.

The gross profit from our Environmental Services in the third quarter of 2009 was $676,739 compared to $558,935 for the same period in 2008, an increase of $117,804 or 21.1%. The gross profit from our Analytical Laboratories in the third quarter of 2009 was a loss of $6,828 compared to a profit of $57,793 for the same period in 2008, a decrease of $64,621 or 111.8%.

GLENROSE INSTRUMENTS INC.

Operating Expenses

General and administrative expenses in the third quarter of 2009 were $604,246 compared to $745,569 for the same period in 2008, a decrease of $141,323 or 19.0%. Our general and administrative costs decreased due to continued cost control measures.  We have reduced some of our external professional services and reduced some business development services, but we have utilized some personnel in more direct roles on large contracts.

Operating Income (Loss)

The operating income in the third quarter of 2009 was $65,665, compared to an operating loss of $128,841 for the same period in 2008. The operating income was primarily due to the Environmental Services operating income of $287,414, offset by an operating loss at the Analytical Laboratories of $133,015 and corporate general and administrative expenses of $88,734.  The increase in operating income was due to reduction of personnel and their associated expense as revenue decreased. The company was able to better utilize the remaining personnel on other contracts decreasing the strains on overhead. Overhead was also reduced by substantial decreases in other indirect costs such as depreciation. Shifting of personnel costs to direct work and cost reduction in general and administrative expenses also contributed to the operating income increase.

Other Income (Expense)

Other expenses in the third quarter of 2009 were $165,133 compared to $88,938 for the same period in 2008, an increase of $76,195. Interest and other miscellaneous income in the third quarter of 2009 was $13,300 compared to $59,322 for the same period in 2008. The decrease was primarily due to a lower cash balance of funds invested. Interest expense in the third quarter of 2009 was $178,433 compared to $148,260 for the same period in 2008, due to one extra month of interest expense and the associated underwriting costs with the convertible debenture that originated at the end of July, 2008.  The effective interest rate paid during the two comparable quarters was identical.

Provision for Income Taxes

We recorded no tax provision or benefit in the third quarter of 2009 or the third quarter of 2008, due to the uncertainty of realizing the tax benefit of the loss incurred.

Net Loss

We incurred a net loss in the third quarter of 2009 of $99,468 compared to a net loss of $217,779 for the same period in 2008.

First Nine Months 2009 Compared to First Nine Months 2008

Revenues

Revenues in the first nine months of 2009 were $24,316,682 compared to $25,056,930 for the same period in 2008, a decrease of $740,248 or 3.0%. The decrease in revenues was primarily due to a decrease in our Environmental Services revenues, offset by an increase in our Analytical Laboratory revenues. The decrease in our Environmental Services revenues for the first nine months of 2009 was primarily due to the completion of various field service contracts and due to a decrease in the timing of allowable costs associated with the RCC contract. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume at our Richmond facility where we analyzed samples from the Columbia River on a large project and due to increased sample volume from our commercial customers at our Oak Ridge facility. These increases were offset by a decrease in revenue at our Lionville facility as a result of lower sample flow as it completed its relocation to its new facility.

Revenues from our Environmental Services in the first nine months of 2009 were $18,515,661 compared to $19,468,799 for the same period in 2008, a decrease of $953,138 or 4.9%. Our Environmental Services contributed 76.1% to total revenues in the first nine months of 2009 versus 77.7% in the first nine months of 2008. The decrease in our Environmental Services revenues was primarily due to the completion of various field service contracts and a small decrease of revenue at the Hanford site. The decrease at Hanford was primarily related to the timing of the payment and subsequent revenue recognition of allowable pension costs.

Revenues from our Analytical Laboratories in the first nine months of 2009 were $5,801,021 compared to $5,588,131 for the same period in 2008, an increase of $212,890 or 3.8%. Our Analytical Labs contributed 23.9% to total revenues in the first nine months of 2009 versus 22.3% for the same period in 2008. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume at our Richmond facility where we analyzed samples from the Columbia River on a large project and due to increased sample volume from our commercial customers at our Oak Ridge facility. These increases were offset by a decrease in revenue at our Lionville facility as a result of lower sample flow as it completed its relocation to its new facility.

GLENROSE INSTRUMENTS INC.

The company engages in an ongoing business development effort to obtain more contracts for both Environmental Services and Analytical Laboratories though existing government contacts or newly appropriated Federal stimulus funding. In addition, the company continues to evaluate potential acquisitions in the Instruments segment. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses.

Cost of Sales

The cost of sales in the first nine months of 2009 was $22,826,463 compared to $23,612,601 for the same period in 2008, a decrease of $786,138 or 3.3%. The decrease in cost of sales was primarily due to the proportional reduction of labor and overhead associated with the completion of various field service contracts, better utilization of field service employees, and the timing of certain allowable and reimbursable direct costs on the RCC contract. In addition, certain large capital items became fully depreciated during the third quarter which lowered the overhead rate of the field services division.

The cost of sales from our Environmental Services in the first nine months of 2009 was $16,883,580 compared to $17,827,162 for the same period in 2008, a decrease of $943,582 or 5.3%. On the RCC contract the pension costs were lower by $459,000 as compared to the same period in 2008. Additionally, we decreased the volume of subcontracts utilized at Los Alamos and offset the costs by an increase in direct labor. During the comparable periods our overall work on Los Alamos projects was substantially equivalent. The field services division substantially increased its utilization and mix of contracts during the reporting period.

The cost of sales from our Analytical Laboratories in the first nine months of 2009 was $5,942,883 compared to $5,785,439 for the same period in 2008, an increase of $157,444 or 2.7%. Included in cost of sales were non-recurring expenses of approximately $230,000, including additional rent, clean-up costs, write-off of leasehold improvements and other expenses associated with the relocation of our Lionville Laboratory. The majority of these costs were incurred during the first six months of the year and the company began recognizing the benefit of the relocation during the third quarter of 2009. For the month-ending September 2009, the Lionville facility returned to profitability.

Gross Profit

Gross profit in the first nine months of 2009 was $1,490,219 compared to $1,444,329 for the same period in 2008, an increase of $45,890 or 3.2%. The gross profit margin increased to 6.1% in the first nine months of 2009 from 5.8% for the same period in 2008. The gross profit increased due to more efficient utilization of field personnel on field service contracts, as well as a reduction in the overhead rate of our field service division.

The gross profit from our Environmental Services in the first nine months of 2009 was $1,632,081 compared to $1,641,637 for the same period in 2008, a decrease of $9,556 or 0.6%.

The gross profit from our Analytical Laboratories in the first nine months of 2009 was a loss of $141,862 compared to a loss of $197,308 for the same period in 2008, an improvement of $55,446 or 28.1%. The improvement was related to increased revenue without a significant increase in costs.

Operating Expenses

General and administrative expenses in the first nine months of 2009 were $1,766,185 compared to $2,003,159 for the same period in 2008, a decrease of $236,974 or 11.8%. Our general and administrative costs decreased due to cost control measures, including reductions of expense at the Eberline Services and corporate level. These costs included indirect salaries, legal expense, travel expense, general insurance, and facilities.

Operating Income (Loss)

The operating loss in the first nine months of 2009 was $275,966 compared to an operating loss of $558,830 for the same period in 2008. The operating loss was the combination of the Environmental Services operating income of $529,415 offset by an operating loss at the Analytical Laboratories of $505,481 and corporate general and administrative expenses of $299,900.

GLENROSE INSTRUMENTS INC.

Other Income (Expense)

Other expenses in the first nine months of 2009 were $477,305 compared to $240,202 for the same period in 2008, an increase of $237,103 or 98.7%. Interest and other miscellaneous income in the first nine months of 2009 was $102,959 compared to $68,329 for the same period in 2008. The increase was primarily due to a higher cash balance of funds invested. Interest expense in the first nine months of 2009 was $580,264 compared to $308,531 for the same period in 2008, due to increased interest expense and the associated underwriting expenses associated with our convertible debenture that was originated in July 2008 and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded a tax provision in the first nine months of 2009 of $300,177 compared with no tax benefit or provision for the same period in 2008. The provision is a non cash expense associated with the write-off of certain deferred tax assets due to their uncertain realization.

Net Loss

We incurred a net loss in the first nine months of 2009 of $1,053,448 compared to a net loss of $799,032 for the same period in 2008.

Liquidity and Capital Resources

Consolidated working capital at September 27, 2009 was $13,540,042, compared to $13,129,425 at December 28, 2008. Included in working capital were cash, cash equivalents and short-term investments of $10,709,132 as of September 27, 2009, compared to $11,383,800 at December 28, 2008. The increase in working capital was a result of cash needed to fund operations.

Cash used by operating activities was $533,531 in the first nine months of 2009, compared to cash used by operating activities of $412,369 for the same period in 2008. Our net receivables balance decreased to $3,029,349 in the first nine months of 2009, compared to $3,036,225 at December 28, 2008, resulting in an increase in cash of $6,876. Our unbilled contract receivables increased to $872,346 in the first nine months of 2009, compared to $776,988 at December 28, 2008, resulting in a decrease in cash of $95,358 due to the timing of invoicing of our largest contract. Our prepaid expenses decreased to $232,744 in the first nine months of 2009, compared to $250,324 at December 28, 2008, resulting in an increase in cash of $17,580 due to scheduled payments of insurance premiums. Other receivables decreased to $57,063 in the first nine months of 2009, compared to $183,658 at December 28, 2008, resulting in an increase in cash of $126,595 due to the receipt of certain employee related expenses that were due to the company by our prime contractor. Our deferred tax asset decreased to $257,046 in the first nine months of 2009, compared to $557,123 at December 28, 2008, resulting in an increase in cash of $300,077 due to the write-off of certain deferred tax assets.

Accounts payable decreased to $717,985 in the first nine months of 2009, compared to $1,015,715 at December 28, 2008, resulting in a decrease in cash of $297,730. Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $2,007,918 in the first nine months of 2009, compared to $1,835,665 at December 28, 2008, resulting in an increase in cash of $172,253 due to an increase in accrued employee related costs. Our accrued interest balance associated with the subordinated notes decreased to $262,722 in the first nine months of 2009, compared to $601,328 at December 28, 2008, resulting in a decrease in cash of $338,606, due to payments on the accrued interest on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first nine months of 2009 we used $206,757 for purchases of equipment. The company’s proceeds from maturities of securities classified as available for sale were $10,792,991 for the nine months ended September 27, 2009. The company used $10,460,589 of the proceeds from the maturities of available for sale securities to purchase certificates of deposits and money market funds. The company’s financing activities used $9,519 of cash in the first nine months of 2009, primarily due payments on capital lease obligations.

The company owns property in Albuquerque, New Mexico and Richmond, California. The company believes that fair value of both properties is well in excess of carrying value and could be used as a future source of cash. During the quarter ended September 27, 2009, the company entered into a tentative agreement with a buyer to sell the property in Albuquerque, New Mexico for approximately $2.0 million. That transaction is subject to regulatory approval by the city and state therefore there no assurance that this transaction will be completed.

GLENROSE INSTRUMENTS INC.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2010. The company’s long-term liabilities primarily include convertible debentures that bear interest of 4%, payable quarterly in cash and mature on July 25, 2013. The company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, and potential future property sales in Albuquerque, New Mexico and Richmond California will be sufficient to meet those obligations. Our ability to continue to access capital, however, could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2009.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)