Form 10-K
period 2009-12-27
GlenRose Instruments Inc.
filed 2010-03-26
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009
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
Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 28, 2009.

As of March 26, 2010 the registrant’s shares of common stock outstanding were: 3,117,647.

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

GLENROSE INSTRUMENTS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009

TABLE OF CONTENTS

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

We primarily provide the services described above to the federal government and its prime contractors. We do not treat, store, transport or dispose of hazardous waste as part of our business. As part of our ongoing business, our laboratories generate small volumes of wastes, and we employ commercial firms to transport, treat, and dispose of the wastes. We currently operate a network of laboratories in three locations in the United States, or U.S.

Although we intend to continue to grow our laboratory and radiological services business, our primary growth strategy is to develop, acquire and operate analytical instruments businesses. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. Our management has extensive experience in acquiring and operating analytical instruments businesses. We have identified a number of companies with revenues of between $10.0-35.0 million as potential acquisition targets, although we have not yet purchased any such business and do not have any commitments to buy any businesses. Our initial strategy will be to acquire instrument companies, which may be in difficult business conditions but have well-established and proven technology. Our plan is to increase their operating margins and revenues using techniques developed by our management team during the course of their careers in the analytical instruments industry.

GlenRose Instruments was incorporated in Delaware in September 2005. The company operates through its wholly owned subsidiary, Eberline Services Inc., or Eberline Services, or ESI, and its subsidiaries. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc., or ESHI, Eberline Analytical Corporation, or EAC, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville. At the beginning of 2007, all of our outstanding shares of common stock were held by an affiliated limited partnership, which distributed all of our shares to its partners on December 31, 2007. As of December 27, 2009, Eberline Services and its subsidiaries generated all of the revenues of the company.

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

Segment Reporting

As of December 27, 2009, we have three operating segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The first operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The second operating segment provides radiological services and involves the operation of a radiochemistry laboratory network. The third operating segment involves the acquisition and operation of analytical instruments businesses. See our consolidated financial statements included in ‘‘Item 15. Exhibits and Financial Statement Schedules’’ of this Annual Report on Form 10-K for further financial information on our operating segments.

Background and Market

Environmental and Analytical Laboratory Services

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

The Department of Defense, or DOD, and the Department of Energy, or DOE, have had annual budgets for environmental expenditures that include cleaning up military bases and restoring former nuclear weapons facilities. These budgets are detailed in the annual budget requests from these departments to Congress, congressional appropriations reports and bills, and congressional authorization reports and bills. The DOE’s fiscal year 2009 budget was approximately $6.0 billion for environmental management and will be approximately the same for 2010. In addition, the stimulus bill provided an additional $6.0 billion to be spent over the life of the stimulus funding in accelerating clean-up efforts. The DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste.

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

1 Strategic Directions International, Inc., The Laboratory Analytical and Life Science Instrumentation Industry, Market Forecast: 2007-2012, SDi’s Global Assessment Report, 10th Edition, September 2008, page 21.
2 Strategic Directions International, Inc., The Laboratory Analytical and Life Science Instrumentation Industry, Market Forecast: 2007-2012, SDi’s Global Assessment Report, 10th Edition, September 2008, page 42.

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

Analytical Laboratory Services

Services

We operate a network of laboratories in the U.S. In addition to two radiochemistry laboratories, we also operate a stable chemistry laboratory, which provides analyses for traditional samples and for radioactive mixed waste samples. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. The company and its predecessors have served the nuclear industry since 1948 with the opening of a laboratory in Richmond, California. In addition to the Richmond laboratory, we have laboratories in Oak Ridge, Tennessee and Exton, Pennsylvania.

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

As an outgrowth of its radiological characterization expertise, our staff developed, for its own use, a gamma spectral analysis software tool, or SNAP™, which we have used on projects at Los Alamos National Laboratory, or Los Alamos, Rocky Flats Environmental Technology Site, and Idaho National Engineering and Environmental Laboratory, or Idaho National Laboratory. This software tool allows an experienced gamma spectral analyst more flexibility in performing peak identification, source modeling, and assay calculations than other similar, commercially available software. SNAP is used by customers at Los Alamos, Sandia National Laboratories, and at the U.K. atomic agency in Aldermaston, England.

Clients and Contracts

We manage and perform certain contracts for clients at Los Alamos, Idaho National Laboratory, Oak Ridge National Laboratory, or Oak Ridge, and for the New Mexico Environment Department. At Los Alamos we have supported waste management and environmental protection programs since 1989. Our work includes task order contracts to provide radiological waste characterization services and waste management technical support services, as well as a subcontract to manage environmental protection programs for Los Alamos, for which the prime contractor is managed by Los Alamos National Security, LLC, or LANS. We have provided radiological characterization services in support of closure activities at various sites, and radiological characterization in support of waste retrieval operations at Idaho National Laboratory since 2003. We have provided on-call, statewide hazardous materials incident response services to the New Mexico Environment Department since 1997.

Our waste management expertise includes comprehensive waste certification and characterization support activities for transuranic wastes destined for WIPP. We have provided WIPP certification support at numerous DOE sites including Hanford (Washington State) Reservation Site (Hanford Reservation), Los Alamos, Idaho National Laboratory, Oak Ridge, Argonne National Laboratory-East and Lawrence Berkeley National Laboratory, and we have operated mobile transuranic waste characterization systems at Nevada Test Site and Argonne National/Laboratory-East. The environmental group has multiple-year basic ordering agreement contracts at Los Alamos. One contract is an environmental support contract to LANS, the prime contractor at Los Alamos, which generates a base of approximately $1.7 million per year. In addition to the base funding on this contract, we conduct other work for LANS on task order basis. Our Los Alamos contract with LANS was extended through September 2010, the end of the government fiscal year. Eberline Services has been contracted for this scope of work for the last ten years, as a subcontractor to LANS, and KSL Services JV, the predecessor of LANS.

Since 1994, ESHI has provided radiological and industrial hygiene support, quality assurance, and safety services as a pre-selected subcontractor to both, Bechtel Hanford, Inc., and Washington Closure Hanford, LLC, or WCH, at the Hanford Reservation. The Hanford Reservation is the largest complex within the DOE, and the clean-up program is anticipated to extend beyond 2035. From 1994-2009, ESHI generated over $160.0 million in revenue from subcontracting work between the two contractors.

Until September 2005, we performed the Hanford Reservation work under a subcontract agreement with Bechtel Hanford, Inc, or ERC. However, the ERC contract expired on August 30, 2005 and the DOE awarded the successor contract, the River Corridor Contract, or RCC, to WCH. WCH pre-selected ESHI as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The scope of the work of the RCC contract has substantial incentives for the team to complete the project in seven years. ESHIs’ current contract relationship with WCH is on a year-to-year basis with extensions to the base contract through 2015. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the federal government. Based in Richland, Washington, ESHI has approximately 173 employees. It has a contract with the Hanford Atomic Metal Trades Council labor bargaining unit and employs radiological control and industrial hygiene technicians to support Hanford Reservation projects. The Hanford Reservation contract with WCH is the largest held by us and accounts for approximately 62% of our total revenues.

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

We have established an excellent record for working safely in an environment consisting of radioactively contaminated condemned buildings and nuclear reactors, contaminated excavation sites with steep slopes and trenches, and in the vicinity of heavy equipment. In spite of the fact that approximately 173 technicians and supervisors are deployed daily to work in excavation sites, old buildings and facilities, we had only one lost-time injury in the 10-year ERC history and have passed a milestone of one million hours worked without lost-time injury on the RCC.

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

For the previous two years ended December 27, 2009 and December 28, 2008, the federal government and its prime contractors accounted for more than 90% of our consolidated revenues. Only two contracts, the contract at Los Alamos for which the prime contractor is LANS, and the RCC, for which the prime contractor is WCH, accounted for approximately more than 74% of our consolidated revenues. Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, the inability to win new government contracts would have a material adverse effect on our business and financial condition.

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

If and when we acquire an analytical instrument business and enter that market, we would expect competition from several firms. Currently, there are hundreds of analytical instrument companies worldwide. Sizes range from a few million dollars to over a billion dollars in analytical instrument revenues. The top ten analytical instrument companies represent approximately 38% of the overall market.

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

Research and Development

In 2008, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments. The development budget for the first instrument is approximately $250,000. In 2009, the company spent approximately $25,000 towards the development of a prototype. The research and development effort should be completed in 2010.

Employees

As of December 27, 2009, the company and its subsidiaries employed approximately 307 active full-time employees and 17 part time employees. Included in this group are approximately 150 employees at the Hanford Reservation who are covered under a collective bargaining agreement. One of our subsidiaries has a contract with the Hanford Atomic Metal Trades Council. We have a good relationship with the union. In general, we believe that our relationship with our employees is satisfactory.

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

For the years ended December 27, 2009 and December 28, 2008, we reported net losses. As DOE closes facilities, it may mean fewer projects and samples for analytical services and environmental services.

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

Our laboratories conduct a fixed-price sample business, which constitutes over 23% of our revenues. Fixed-price contracts may have unanticipated or unforeseeable cost increases that could have a material adverse impact on our financial condition if we underbid these contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

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

We perform services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, we received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that we reimburse the amount of $321,836 that was paid to us during the subject time period. In January 2009, we protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. In the event it is determined that we have to reimburse such amount in full, the resultant cost would materially affect our results of operations.

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

Our primary growth strategy is to acquire and operate analytical instruments businesses. We may be unable to execute our primary growth strategy for the following reasons:

•	we may fail to identify suitable acquisition candidates or to acquire additional companies on favorable terms;
•	we may fail to obtain the necessary financing, on favorable terms or at all, for any of our potential acquisitions;
•	we may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls; and
•	these acquired companies may not perform as we expect.
•	we may need to pay back in cash the entire principal amount, including accrued interest, to the holders of our convertible debentures if we fail to successfully complete an acquisition.

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

Our success depends on the contributions of our key management, especially our Chief Executive Officer, Arvin Smith, and our Chairman, John Hatsopoulos. Their respective ages are 80 and 75. We expect that our future market capitalization will be in significant part dependent on the reputation of these individuals. We do not have employment contracts with either of these individuals, and we do not maintain key person insurance on any of our employees, officers, or directors. The loss of the services of either of these individuals would likely have a material adverse effect on our business and prospects.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions including the global recession could adversely impact our business in 2010 and beyond.

The current economic conditions including the global recession could adversely impact our business in 2010 and beyond, resulting in reduced demand for our services, increased rate of order cancellations or delays, increased pressure on the prices for our samples; and greater difficulty in collecting accounts receivable.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two properties and lease office space at four locations. Our operational headquarters are located on four acres in Albuquerque, New Mexico and consists of office and storage space, and our principal executive offices are located in Waltham, Massachusetts. Our Analytical Laboratories segment includes a facility in Richmond, California consisting of approximately 20,000 square feet. The company owns a facility in Albuquerque, New Mexico consisting of 14,449 square feet. The company leases facilities in Exton, Pennsylvania consisting of 11,256 square feet and Oak Ridge, Tennessee consisting of approximately 10,000 square feet. Our Environmental Services segment leases office space in Richland, Washington consisting of approximately 6,000 square feet. We believe that our facilities are appropriate and adequate for our current needs.

 In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $2.0 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of December 27, 2009. The company expects to complete the sale in 2010.

Item 3. Legal Proceedings.

As of December 27, 2009, the company was a party to two lawsuits with former employees over their terminations.
The first lawsuit was with Wendling at the Superior Court in Benton County in the State of Washington and was dismissed with prejudice on March 17, 2010. The second lawsuit with Voss is at the 2nd Judicial Court in Bernalillo County in the State of New Mexico, where the case is still in the discovery phase. We anticipate that we will prevail in the Voss lawsuit and do not expect either litigation or any other legal activity will have a materially adverse affect on our business, operating results or financial condition.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is not currently traded on any stock exchange or electronic quotation system.

Holders

As of March 26, 2010, the number of holders of record of our common stock was 27.

Dividends

We currently intend to retain earnings, if any, to fund the development and growth of our business and, do not anticipate paying cash dividends in the foreseeable future. See “Note 8 – Related party transactions” to our consolidated financial statements regarding a one-time dividend that was declared in December 2007.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the company since fiscal year 2007. Also included is the consideration, if any, we received and information relating to the section of the Securities Act of 1933, as amended, or the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

Restricted Stock Grants

On November 13, 2007, the company made restricted stock grants to its independent directors by permitting them to purchase an aggregate of 15,000 shares of common stock, representing 0.5% of the total shares then outstanding, at a price of $0.01 per share. Of those shares, 25% vest on the first anniversary of the grant date and then an additional 25% vest on each of the subsequent three anniversaries, provided that none of the shares will vest until 90 days after the company’s common stock becomes publicly-traded. Prior to this transaction, the company had 3,102,647 shares of common stock outstanding. Such transactions were exempt from registration under the Securities Act under Section 4(2), and/or Regulation D thereunder. No restricted stock awards were granted in 2008 or 2009.

Stock Options

On November 13, 2007, the company granted nonqualified stock options to purchase 230,000 shares of the company’s common stock to 44 employees at a price of $7.00 per share. Those shares vest in equal installments over a period of 5 years from the date of the grant and expire in 7 years. Such transactions were exempt from registration under the Securities Act under Section 4(2) and/or Regulation D thereunder. No stock option awards were granted in 2008 or 2009.

Rule 144

Pursuant to Rule 144 under the Securities Act, in general, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned shares of our common stock for more than six months but less than one year would be entitled to sell an unlimited number of shares. Sales under Rule 144 during this time period are still subject to the requirement that current public information is available about us for at least 90 days prior to the sale. After such person beneficially owns shares of our common stock for a period of one year or more, the person is entitled to sell an unlimited number of shares without complying with the public information requirement or any of the other provisions of Rule 144. As of March 26, 2010, all of our outstanding shares of common stock held by non-affiliates were eligible for resale under Rule 144.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2009, there has been a slowdown in the economy, a decline in the availability of financing from the capital markets, and a widening of credit spreads which has, or may in the future, adversely affect us to varying degrees. Such conditions may impact our ability to meet obligations to our suppliers and other third parties. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that increase our net losses and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital.

General Overview

The company continues to review potential opportunities in the instrument business with the intent to make acquisitions that will build a base in the instrumentation market. As of December 27, 2009, we had not identified an opportunity that meets our financial requirements for an initial acquisition. For the year ended December 27, 2009, Eberline Services and its subsidiaries comprised 100% of the company’s sales. Eberline Services primarily provides services to the federal government contracting market for nuclear and environmental services. We believe the present level of government expenditures should remain relatively stable.

Business Overview

We provide radiological characterization and analysis; hazardous, radiological, and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We provide labor-based consulting, engineering, and technical services, as well as measurement and detection services; we are not in the business of creating, treating, storing, transporting or disposing of hazardous waste. Our network of radiochemistry laboratories is an experienced provider of radiological services. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. Our laboratories are located in California, Pennsylvania and Tennessee. The laboratories generate a small amount of waste in the analytical processes. We dispose of all waste in accordance with specific guidelines. Sample volume and laboratory productivity has not improved sufficiently at all laboratories in recent years. As a result, the laboratory segment has not been profitable. We have taken steps to improve productivity but still have substantial work to meet profit goals. In recent months sample flow has moderately increased, and assuming continuing DOE spending, we anticipate that there should be further increases in laboratory work.

We derive the majority of our revenues directly or indirectly from contracts with the federal and state governments. Two contracts account for approximately 74% of Eberline Services’ total sales: the RCC in Richland, Washington, and the LANS at Los Alamos. At the Hanford Nuclear Reservation in Richland, Washington, we provide radiological support services to WCH, a prime contractor to the DOE. In Los Alamos, New Mexico, we provide technical services to LANS, a prime contractor to Los Alamos. Additionally, our laboratories derive the large majority of their revenues from the analysis of samples collected from government funded clean-up sites by the prime contractors or other subcontractors; a minor portion of our laboratory revenues is derived from other government agencies and commercial customers.

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

Recent Accounting Pronouncements

For recent accounting pronouncements see “Note 1 - The organization and significant accounting policies” to our consolidated financial statements.

Critical Accounting Policies

For critical accounting policies see “Note 1 - The organization and significant accounting policies” to our consolidated financial statements.

Results of Operations for the Years Ended December 27, 2009, and December 28, 2008

Fiscal 2009 Compared with Fiscal 2008

Revenues

Revenues in 2009 were $33,248,254 compared to $32,699,683 for the same period in 2008, an increase of $548,571 or 1.7%. The increase in revenues was in both operating segments of our business; our Environmental Services and our Analytical Laboratory segment. The increase in our Environmental Services revenues was primarily due to the conduct of various field service contracts and increased activity at Los Alamos. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume at our Richmond facility where we analyzed samples from the Columbia River and due to increased sample volume from our commercial customers at our Oak Ridge facility. These increases were offset by a decrease in revenue at our Lionville facility as a result of lower sample flow while it was completing its relocation to a new facility.

Revenues from our Environmental Services in 2009 were $25,469,474 compared to $25,092,116 for the same period in 2008, an increase of $377,358 or 1.5%. Our Environmental Services contributed 76.6% to total revenues in 2009 versus 76.7% in 2008. The increase in our Environmental Services revenues was primarily due to the conduct of various field service contracts, the initiation of a new contract at Hanford, and a small decrease of revenue on the RCC contract at the Hanford site. The decrease at Hanford was primarily related to the timing of the payment and subsequent revenue recognition of allowable pension costs. In general, our revenues at Hanford were approximately at the same level as with previous year’s revenues.

Revenues from our Analytical Laboratories in 2009 were $7,778,780 compared to $7,607,567 for the same period in 2008, an increase of $171,213 or 2.3%. Our Analytical Labs contributed 23.4% to total revenues in 2009 versus 23.3% for the same period in 2008. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume from our commercial customers at our Oak Ridge facility and due to substantially increased sample volume at our Richmond facility from special large projects at Hanford and the Central Plateau. These increases were offset by a decrease in revenue at our Lionville facility as a result of lower sample flow as it completed its relocation to a new facility and because of the timing of the relocation and sampling on the Columbia River project in which Lionville would have participated.

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

Cost of Sales

The cost of sales in 2009 was $31,264,449 compared to $30,628,195 for the same period in 2008, an increase of $636,254 or 2.1%. The increase in cost of sales was primarily due to the additional personnel, expenses and subcontracts on new and increased Environmental Services contracts and due to expenses related with the relocation of the Lionville laboratory.

The cost of sales from our Environmental Services in 2009 was $23,360,119 compared to $22,996,208 for the same period in 2008, an increase of $363,911 or 1.6%. The increase was due to additional personnel with its associated cost, subcontracts, material and travel costs that were necessary to conduct new contract work and increased efforts on existing contracts. The field group had several new projects; a new contract was initiated at Hanford and primary contract at Las Alamos saw a larger effort on new task orders than previously experienced.

The cost of sales from our Analytical Laboratories in 2009 was $7,904,330 compared to $7,631,987 for the same period in 2008, an increase of $272,343 or 3.6%. The increase in cost of sales was primarily at Lionville since costs of sales at our Richmond and our Oak Ridge laboratories were essentially unchanged. Included in cost of sales were non-recurring expenses of approximately $230,000, including additional rent, clean-up costs, write-off of leasehold improvements and other expenses associated with the relocation of Lionville. The majority of these costs were incurred during the first six months of the year and the company began recognizing the benefit of the relocation during the last half of 2009.

Gross Profit

Gross profit in 2009 was $1,983,805 compared to $2,071,488 for the same period in 2008, a decrease of $87,683 or 4.2%. The gross profit margin decreased to 6.0% in 2009 from 6.3% for the same period in 2008. The gross profit from our Environmental Services in 2009 was $2,109,355 compared to $2,095,908 for the same period in 2008, an increase of $13,447 or 0.6%. The increase was due to more efficient utilization of personnel on our field service contracts and due to a reduction in the overhead rate of our field service division. The gross profit from our Analytical Laboratories in 2009 was a loss of $125,550 in 2009 compared to a loss of $24,420 for the same period in 2008, a decrease of $101,130. The decrease was due to the costs associated with relocation of Lionville and the subsequent loss of revenues associated with the move.

Operating Expenses

General and administrative expenses in 2009 were $2,211,927 compared to $2,597,009 for the same period in 2008, a decrease of $385,082 or 14.8%. Our general and administrative costs decreased due to cost control measures, including reductions of expense at the Eberline Services and corporate level. These costs included indirect salaries, legal expense, travel expense, general insurance, and facilities.

Operating Income (Loss)

The operating loss in 2009 was $228,122 compared to an operating loss of $525,521 for the same period in 2008. The operating loss was the combination of the Environmental Services operating income of $717,463 offset by an operating loss at the Analytical Laboratories of $566,125 and corporate general and administrative expenses of $379,460.

Other Income (Expense)

Other expenses in 2009 were $658,479 compared to $341,649 for the same period in 2008, an increase of $316,830 or 92.7%. Interest and other miscellaneous income in 2009 was $48,338 compared to $146,724 for the same period in 2008. The decrease was primarily due to a lower cash balance of funds invested. Interest expense in 2009 was $706,817 compared to $488,373 for the same period in 2008, due to increased interest expense and the associated underwriting expenses associated with our related party convertible debentures that originated in July 2008 and the amortization of deferred financing costs.

Provision for Income Taxes

We recorded a tax provision in 2009 of $299,833 compared with a tax benefit of $123,531for the same period in 2008. The provision is a non cash expense associated with the write-off of certain deferred tax assets due to their uncertain realization.

Net Loss

We incurred a net loss in 2009 of $1,186,434 compared to a net loss of $743,639 for the same period in 2008.

Liquidity and Capital Resources

Consolidated working capital at December 27, 2009 was $13,207,568, compared to $13,129,425 at December 28, 2008. Included in working capital were cash, cash equivalents and short-term investments of $11,073,166 as of December 27, 2009, compared to $11,383,800 at December 28, 2008. The increase in working capital was primarily related to the payment of accrued interest, as well as a reduction in our trade accounts payable.

Cash used by operating activities in 2009 was $116,835, compared to cash provided by operating activities of $207,397 for the same period in 2008. Our net receivables balance increased to $3,087,987 in 2009, compared to $3,036,225 at December 28, 2008, resulting in a decrease in cash of $51,762. Our unbilled contract receivables decreased to $651,337 in 2009, compared to $776,988 at December 28, 2008, resulting in an increase in cash of $125,651 due to the timing of invoicing on cost reimbursable contracts. Our prepaid expenses decreased to $125,465 in 2009, compared to $250,324 at December 28, 2008, resulting in an increase in cash of $124,859. Other receivables decreased to $59,812 in 2009, compared to $183,658 at December 28, 2008, resulting in an increase in cash of $123,846 due to the receipt of certain employee related expenses that were due to the company by our prime contractor. Our deferred tax asset decreased to $0 in 2009, compared to $557,123 at December 28, 2008.

Accounts payable decreased to $734,644 in 2009, compared to $1,001,499 at December 28, 2008, resulting in a decrease in cash of $266,855. Other accrued liabilities, including accrued expenses, accrued employee-related costs, income taxes payable and other long-term liabilities, increased to $1,966,541 in 2009, compared to $1,835,665 at December 28, 2008, resulting in an increase in cash of $130,876 due to an increase in accrued employee related costs. Our accrued interest balance associated with the convertible debentures decreased to $262,722 in 2009, compared to $601,328 at December 28, 2008, resulting in a decrease in cash of $338,606, due to payments on the accrued interest on our convertible debentures.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in 2009 we used $237,929 for purchases of equipment. The company’s proceeds from maturities of securities classified as available for sale were $10,792,991 in 2009. The company used $10,461,542 of the proceeds from the maturities of available for sale securities to purchase certificates of deposits and money market funds. The company’s financing activities used $12,937 of cash in 2009, primarily due to payments on capital lease obligations.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $2.0 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of December 27, 2009. The assets held for sale of $911,970 include land of $507,700 and buildings and improvements with a net book value of $404,270. The company expects to complete the sale in 2010.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2010. The company’s long-term liabilities primarily include convertible debentures that bear interest of 4%, payable quarterly in cash and mature on July 25, 2013. The company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, and potential future property sales in Albuquerque, New Mexico and Richmond California will be sufficient to meet those obligations. Our ability to continue to access capital, however, could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders. See the information contained under the heading “Warning Concerning Forward- Looking Statements” in this Annual Report on Form 10-K.

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

Historically, we experience lower revenues in the first calendar quarter primarily due to weather conditions. Also, because we have a heavy concentration of federal government contracts the federal appropriations process may significantly affect our operating results. In the absence of appropriated budgets, the continuing resolution method of funding for departments such as DOE can result in restrictions on certain projects. Recent history indicates that government spending within DOE for our types of services is greater in our second and third fiscal quarters. Also, much of our effort in both Environmental Services and Analytical Laboratories are in support of decommissioning and remediation projects, which are easier to conduct in the warmer months. Since our services work is project based rather than production based, the award of a large contract for a limited time can cause fluctuations in the quarterly revenues. However, variations in any of the above factors could cause significant fluctuations in our operating results from quarter to quarter.

Inflation

We provide radiological services and operate a radiochemistry laboratory network. The major component of our costs is our personnel and associated fringes. Since the majority of our contracts are cost-plus based contracts, we are able to pass along the effects of inflation. In our laboratories, however, since our services are primarily priced on a fixed unit price basis we are less flexible to deal with the effects of inflation. Inflation may cause our cost of goods sold to increase, and therefore lower our return on investment and depress our gross margins. The Analytical Laboratory revenue in 2009 was approximately 23.4% of total revenue.

Off Balance Sheet Arrangements

The company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Item 15. Exhibits and Financial Statement Schedules

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, or the Evaluation Date, have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 27, 2009.

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

Name	Age	Position

John N. Hatsopoulos	75	Chairman of the Board
Arvin H. Smith	80	President, Chief Executive Officer and Director
Dr. Richard Chapman	64	Executive Vice President and Chief Operating Officer
Dr. Shelton Clark	62	Vice President, Services
Anthony S. Loumidis	45	Treasurer and Chief Financial Officer
Robert Aghababian	68	Director
Barry S. Howe	54	Director
Theo Melas-Kyriazi	50	Director
William J. Zolner	66	Director
John H. Park	42	Director

There are no family relationships among any of our directors or executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors.

John N. Hatsopoulos has been our Chairman of the Board since 2005. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. He is the Chief Executive Officer of American DG Energy Inc. (NYSE Amex: ADGE), a publicly traded company in the cogeneration business and he is the Chief Executive Officer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He is also a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the board of directors of that company. He is a member of the board of directors of Antigenics Inc. (NASDAQ: AGEN), American CareSource Holdings, Inc. (NASDAQ: ANCI), TEI Biosciences Inc., Ilios Inc., and is a former “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University as well as honorary doctorates in business administration from Boston College and Northeastern University.

Our board of directors has determined that Mr. Hatsopoulos’s prior experience in senior finance positions at Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

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

Our board of directors has determined that Mr. Smith’s prior experience in senior finance positions at Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

Dr. Richard Chapman has been our Executive Vice President and Chief Operating Officer since 2005. Dr. Chapman is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Dr. Chapman was President, Chief Executive Officer and a Director of ThermoQuest Corporation, a subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1995 until 2000. He was also Senior Vice President of Thermo Instrument Systems, Inc. from 1995 to 2000, and served as Chairman of the Board of Thermo BioAnalysis Corporation from 1995 to 1997, and a Director of Thermo Cardio Systems, Inc., both publicly held subsidiaries of Thermo Electron. He is also a director of OI Corporation (NASDAQ: OICO) and founder and chairman of Axxiom Inc, and Harbinger Instrument Systems, Inc., and holds bachelor’s and master’s of science degrees from the University of North Texas, and a doctorate from Oregon State University.

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

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since 2005. Mr. Loumidis devotes a substantial part of his business time to the affairs of the company. Mr. Loumidis is also the Chief Financial Officer of American DG Energy Inc. (NYSE Amex: ADGE), a publicly traded company in the cogeneration business, and he is the Vice President and Treasurer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He is also a Partner and President of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures and Treasurer of Ilios Inc. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is a FINRA registered representative, holds a bachelor’s degree in business administration from the American College of Greece in Athens and a master’s degree in business administration from Northeastern University.

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

Our board of directors has determined that Mr. Aghababian’s prior experience in senior finance positions as the chief tax officer of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he garnered extensive expertise involving complex financial matters including the understanding of complex corporate tax organizations and reporting, qualify him to be a member of the board of directors.

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

Our board of directors has determined that Mr. Melas-Kyriazi’s prior experience in senior finance positions at various companies, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

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

Our board of directors has determined that Mr. Howe’s prior experience in senior finance positions at various companies, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

Dr. William J. Zolner has been a member of our board of directors since 2007. He is President of Eagle Analytical Services, Inc., a subsidiary of Professional Compounding Centers of America. From 1993 to 2003, Dr. Zolner worked in various leadership capacities for Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO). From 1997 to 2001 he was President, CEO and Director of Onix Systems Inc., a Thermo Instruments public subsidiary. Prior to 1997, he was President of Thermo Instruments Controls, a wholly owned subsidiary of Thermo Instruments and predecessor of Onix Systems Inc. Dr. Zolner worked for Thermo Electron Corporation from 1971 to 1977 in the environmental instruments division. From 1978 to 1993, he held key management position with divisions of The Bendix Corporation, Combustion Engineering, JWP Inc., and Lear Siegler Measurement Controls. Dr. Zolner received a bachelor’s degree and doctorate in chemical engineering from Northeastern University.

Our board of directors has determined that Mr. Zolner’s prior experience in senior finance positions at various companies, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

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

Our board of directors has determined that Mr. Park’s business acumen gained through extensive private equity and fund investment experience, and his experience on other public company boards of directors and participation in corporate turn-around efforts qualify him to be a member of the board of directors. Our board of directors also benefits from the perspective he lends as a general partner of Blum Capital Partners, L.P., which is a GlenRose investor.

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

Compensation Committee

The compensation committee’s responsibilities include:
•	annually reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer;
•	determining the compensation of our Chief Executive Officer;
•	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;
•	overseeing an evaluation of our senior executives;
•	overseeing and administering our cash and equity incentive plans; and
•	reviewing and making recommendations to our board of directors with respect to director compensation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the company, and persons who own 10% or more of any class of equity interests in the company, to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales and other changes using the SEC’s Form 4, which must be filed within two days of most transactions. Officers, directors and shareholders owning more than 10% of any class of equity interests in the company are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). Based solely on our review of the copies of these reports furnished to us or written representations that no such reports were required, we believe that, during 2009, all filing requirements under 16(a) of the Exchange Act applicable to our executive officers, directors and greater that 10% shareholders were timely met.

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

We currently have no employment or change in control agreements, but we might have such agreements in the future. The following summarizes the compensation earned during fiscal years 2009 and 2008 by our Chief Executive Officer and by other named executive officers.

SUMMARY COMPENSATION TABLE

			Option	All other
Name and principal position	Year	Salary ($)	awards ($)	compensation ($)	Total ($)

Arvin H. Smith (1)	2009	-	-	-	-
Chief Executive Officer	2008	-	-	-	-

Dr. Richard Chapman	2009	79,997	-	-	79,997
Executive Vice President & COO	2008	79,997	-	-	79,997

Dr. Shelton Clark	2009	121,910	-	-	121,910
Vice President, Services	2008	121,910	-	-	121,910

Anthony S. Loumidis (2)	2009	87,840	-	-	87,840
Chief Financial Officer & Treasurer	2008	80,340	-	-	80,340

(1)	Arvin H. Smith did not receive a salary, bonus or any other compensation in 2009 or 2008, and will not receive a salary, bonus or any other compensation in 2010.
(2)	American DG Energy Inc. pays the salary of Anthony S. Loumidis, part of which is reimbursed by the company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes the outstanding equity awards held by each named executive officer as of December 27, 2009. No stock option awards or other equity awards were granted in 2009 or 2008. Our named executive officers did not exercise any options during the fiscal year ended December 27, 2009.

	No. of securities	No. of securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	Exercisable (1)	unexercisable	price ($)	date

Arvin H. Smith	-	-	-	-
Dr. Richard Chapman	15,000	9,000	$7.00	11/13/2014
Dr. Shelton Clark	25,000	15,000	$7.00	11/13/2014
Anthony S. Loumidis	25,000	15,000	$7.00	11/13/2014

(1)	Common stock options that vest in equal installments over a period of 5 years from the date of the grant, which was November 13 2007.

Employment contracts and termination of employment and change-in-control arrangements

None of our executive officers has an employment contract or change-in-control arrangement.

Director Compensation

Each director who is not also one of our employees receives an annual cash compensation of $2,000, effective January 1, 2007. Non-employee directors are eligible to receive stock options under our equity incentive plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. The following table sets forth information with respect to director compensation for the fiscal year ended December 27, 2009:

DIRECTOR COMPENSATION

	Fees earned or	Stock	All Other
Name	paid in cash ($)	awards ($)	compensation ($)	Total ($)

John N. Hatsopoulos	-	-	-	-
Arvin H. Smith	-	-	-	-
Robert Aghababian	2,000	-	-	2,000
Barry S. Howe	2,000	-	-	2,000
Theo Melas-Kyriazi	2,000	-	-	2,000
William J. Zolner	2,000	-	-	2,000
John H. Park	2,000	-	-	2,000

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

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 27, 2009 and December 28, 2008, Eberline Services contributed approximately $250,564 and $235,625, respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan or the Plan. The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses the company for all pension related costs as a direct project cost. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford Reservation site. For the years ended December 27, 2009, and December 28, 2008, the expense was $726,473 and $456,885, respectively.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 27, 2009, and December 28, 2008, employer contributions were $545,364 and $525,913, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The GlenRose Partnership L.P., and the holder of 3,000,000 shares of common stock of the company, dissolved effective as of December 31, 2007. Upon dissolution, the GlenRose Partnership L.P. distributed all of the common stock of the company that it owned to its partners. The partners of the GlenRose Partnership L.P. included certain of the company’s officers and directors. The following table gives effect to such distribution and sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2010, for:

•	each of our executive officers and directors;
•	all of our executive officers and directors as a group; and
•	any other person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

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

The following table sets forth certain information with respect to the beneficial ownership of the company's voting securities by (i) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. The percentages in the following table are based on 3,117,647 shares of common stock issued and outstanding as of March 26, 2010.

	Number of	%
	Shares	of Shares
Name and address of	Beneficially	Beneficially
beneficial owner (1)	Owned	Owned

5% Stockholders:
Blum Strategic Partners IV, L.P (2)	1,714,286	35.48%
Arvin H. Smith (3)	719,311	21.65%
John N. Hatsopoulos (4)	647,882	19.93%
Phillip Frost, M.D (5)	571,535	17.92%
George N. Hatsopoulos (6)	513,954	16.49%
Kenmare (7)	301,324	9.67%
Ralph Wanger Trust (8)	256,977	8.24%
WHI Private Equity Managers Fund LLC (9)	250,053	8.02%

Directors & Officers:
Arvin H. Smith (3)	719,311	21.65%
John N. Hatsopoulos (4)	647,882	19.93%
Dr. Richard Chapman (10)	18,503	0.59%
Dr. Shelton Clark (11)	10,000	0.32%
Anthony S. Loumidis (12)	10,000	0.32%
Robert Aghababian	-	0.00%
Barry S. Howe	-	0.00%
Theo Melas-Kyriazi	-	0.00%
William J. Zolner	-	0.00%
John H. Park	-	0.00%
All executive officers and directors as a group (10 persons)	1,405,696	40.36%

(1)	The address of the officers and directors listed in the table above is: c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts, 02451.
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

(9)
Includes 250,053 shares directly held by WHI Private Equity Managers Fund LLC, whose sole manager is William Harris Investors, Inc., and who may therefore be deemed to have voting and/or dispositive power over the shares. Michael Resnick is the only officer of William Harris Investors, Inc. who has sole voting power and sole dispositive power (acting through William Harris Investors, Inc.) with respect to the shares held by WHI Private Equity Managers Fund LLC, with an address of 191 North Wacker Drive, Chicago, Illinois 60606.

(10)	Includes: (a) 12,503 shares of common stock; and (b) options to purchase 15,000 shares of common stock of which 6,000 are exercisable within 60 days of March 26, 2010.
(11)	Includes options to purchase 25,000 shares of common stock of which 10,000 are exercisable within 60 days of March 26, 2010.
(12)	Includes options to purchase 25,000 shares of common stock of which 10,000 are exercisable within 60 days of March 26, 2010.

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

Option Grants

As discussed under the section entitled “2005 Stock Option and Incentive Plan,” our board of directors and stockholders have adopted the above Stock Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition, in 2007 the company made grants of restricted stock to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. No stock options or restricted stock awards were issued in 2009 or 2008. The following table sets forth information with respect to our securities authorized for issuance under the Stock Plan:

Plan Category	No. of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in second column

Equity compensation plans approved by security holders (1)	201,000	$6.48	499,000

Equity compensation plans not approved by security holders	-	$-	-
Total	201,000	$6.48	499,000

(1)
Includes 15,000 shares of restricted common stock issued to the company’s directors at $0.01 per share and 186,000 shares of common stock issued upon exercise of stock options at an exercise price of $7.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

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

Director Independence

The company requires a majority of its board of directors to be “independent” as defined by Item 407(a) of Regulation S-K under the Securities Act, including, in the judgment of our board of directors, the requirement that such directors have no material relationship with the company. Our board of directors has determined that Messrs. Aghababian, Howe, Melas-Kyriazi, Zolner and Park are “independent” in accordance with Item 407(a) of Regulation S-K under the Securities Act. Each of these directors has no relationship with the company, other than any relationship that is categorically not material under the company’s guidelines and other than compensation for services as a director as disclosed in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed to the company by Caturano and Company, P.C. for professional services rendered for the period ended December 27, 2009:

	2009	2008
Audit fees	$94,673	$115,227
Audit-related fees	-	9,146
Tax fees	-	-
All other fees	-	-
	$94,673	$124,373

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

Audit Committee Approval of Fees

Our Audit Committee approved all audit-related fees, tax fees and other fees listed above provided by Caturano and Company, P.C. to us during the year ended December 27, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008

Consolidated Statements of Operations for the years ended December 27, 2009 and December 28, 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2009 and December 28, 2008

Consolidated Statements of Cash Flows for the years ended December 27, 2009 and December 28, 2008

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

3.2	By-laws (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

4.1	Form of 4% Convertible Debenture due 2013 (incorporated by reference to the registrant’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008).

10.1	Form of Subscription Agreement (incorporated by reference to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008).

10.2	Form of Investor Rights Agreement (incorporated by reference to the registrant’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008).

10.3*
Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005 (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.4*
Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005 (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.5*
Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of December 17, 2007 (incorporated by reference to the registrant’s Form 10-K, as amended, originally filed with the Securities and Exchange Commission on March 31, 2008 for the year ended December 28, 2008).

10.6*
GlenRose Instruments Inc. 2005 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.7
Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000 (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.8
Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004 (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.9
Lease Agreement between Eberline Services, Inc. and First Industrial Pennsylvania LP., dated June 1, 2008 (incorporated by reference to the registrant’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008).

10.10
Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc. (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.11
Subcontract Agreement No. 69899-000-09 between Los Alamos National Security, LLC, and Eberline Services, Inc. dated November 4, 2008 (incorporated by reference to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

10.12*	Form of Restricted Stock Purchase Agreement (incorporated by reference to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

10.13*	Form of Stock Option Agreement Under 2005 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

21.1	List of subsidiaries (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

23.1#	Consent of Caturano and Company, P.C.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ JOHN N. HATSOPOULOS	Chairman of the Board	March 26, 2010
John N. Hatsopoulos

/s/ ARVIN H. SMITH	President, Chief Executive Officer and	March 26, 2010
Arvin H. Smith	Director

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer	March 26, 2010
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ ROBERT AGHABABIAN	Director	March 26, 2010
Robert Aghababian

/s/ BARRY S. HOWE	Director	March 26, 2010
Barry S. Howe

/s/ THEO MELAS-KYRIAZI	Director	March 26, 2010
Theo Melas-Kyriazi

/s/ WILLIAM J. ZOLNER	Director	March 26, 2010
William J. Zolner

/s/ JOHN H. PARK	Director	March 26, 2010
John H. Park

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GlenRose Instruments, Inc.

We have audited the accompanying consolidated balance sheets of GlenRose Instruments Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 27, 2009 and December 28, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 27, 2009 and December 28, 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 26, 2010

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 2009 AND DECEMBER 28, 2008

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$1,012,250	$1,062,581
Short-term investments	10,060,916	10,321,219
Accounts receivable (net of allowances of $18,039
and $27,688 for 2009 and 2008, respectively)	3,087,987	3,036,225
Unbilled contract receivables	651,337	776,988
Supply inventory	65,475	59,263
Prepaid expenses	125,465	250,324
Other receivables	59,812	183,658
Income tax receivable	184,971	302,391
Deferred tax asset	-	557,123
Assets held for sale	911,970	-
Total current assets	16,160,183	16,549,772

Property, plant and equipment, net	1,606,983	2,863,699

Other assets
Restricted cash	415,000	415,000
Deferred financing costs	430,000	550,000
Goodwill	2,740,913	2,740,913
Total other assets	3,585,913	3,705,913

TOTAL ASSETS	$21,353,079	$23,119,384

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 2009 AND DECEMBER 28, 2008

	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$734,644	$1,001,499
Accrued expenses	203,353	169,980
Accrued employee-related costs	1,726,445	1,623,850
Accrued interest, related party	262,722	601,328
Due to related party	16,545	14,216
Capital lease obligations	8,906	7,593
Income taxes payable	-	1,881
Total current liabilities	2,952,615	3,420,347

Long-term liabilities
Convertible debentures due to related parties	14,875,000	14,875,000
Capital lease obligations, net of current portion	13,611	27,861
Deferred tax liability	-	256,946
Other long-term liabilities	36,743	39,954
Total liabilities	17,877,969	18,620,108

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized;
3,117,647 shares issued and outstanding at
December 27, 2009 and December 28, 2008)	31,176	31,176
Additional paid-in-capital	7,898,613	7,764,185
Accumulated deficit	(4,454,679)	(3,268,245)
Accumulated other comprehensive income (loss)	-	(27,840)
Total stockholders' equity	3,475,110	4,499,276
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,353,079	$23,119,384

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 27, 2009 AND DECEMBER 28, 2008

	2009	2008

Revenues	$33,248,254	$32,699,683

Cost of sales	31,264,449	30,628,195

Gross profit from operations	1,983,805	2,071,488

General and administrative expenses	2,211,927	2,597,009

Operating loss	(228,122)	(525,521)

Other income (expense)
Miscellaneous income	2,337	24,336
Interest and other income	46,001	122,388
Interest expense	(706,817)	(488,373)
Total other expense	(658,479)	(341,649)

Loss from operations, before income taxes	(886,601)	(867,170)

Benefit (provision) for income taxes	(299,833)	123,531

Net loss	$(1,186,434)	$(743,639)

Net loss per share - basic and diluted	$(0.38)	$(0.24)

Weighted average shares outstanding -
basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 27, 2009 AND DECEMBER 28, 2008

	Common Stock			Accumulated
	$0.01 Par Value		Additional	Other		Total
	Number		Paid-in	Comprehensive	Accumulated	Stockholders'
	of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 30, 2007	3,117,647	$31,176	$7,494,514	$-	$(2,524,606)	$5,001,084

Stock-based compensation expense	-	-	269,671	-	-	269,671

Unrealized loss on available-for-sale-securities	-	-	-	(27,840)	-	(27,840)

Net loss	-	-	-	-	(743,639)	(743,639)

Balance, December 28, 2008	3,117,647	31,176	7,764,185	(27,840)	(3,268,245)	4,499,276

Stock-based compensation expense	-	-	134,428	-	-	134,428

Reclassification to earnings of available-for-sale securities	-	-	-	27,840	-	27,840

Net loss	-	-	-	-	(1,186,434)	(1,186,434)

Balance, December 27, 2009	3,117,647	$31,176	$7,898,613	$-	$(4,454,679)	$3,475,110

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 27, 2009 AND DECEMBER 28, 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,186,434)	$(743,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625,202	596,432
Provision for deferred income taxes	300,177	519
Amortization of deferred financing costs	120,000	50,000
Stock-based compensation	134,428	269,671
Bad debt expense	(9,649)	26,808
Gain on maturities of short-term investments	(47,299)	-
Change in fair value of certificates of deposit	3,993	-
Loss (gain) on disposal of fixed assets	12,906	(11,049)

Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	-	10,424
Accounts receivable	(42,113)	(85,221)
Other receivables	123,846	(167,481)
Unbilled contract receivables	125,651	175,351
Prepaid expenses	124,859	51,638
Inventory	(6,212)	21,573
Income tax receivable	117,420	(130,522)
Increase (decrease) in:
Accounts payable	(266,855)	205,582
Accrued interest, related party	(338,606)	(211,555)
Due to related party	2,329	6,913
Other long-term liabilities	(3,211)	19,954
Other accrued liabilities	92,733	121,999
Net cash provided by (used in) operating activities	(116,835)	207,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	25,036
Purchase of property and equipment	(237,929)	(918,215)
Proceeds from maturities of short-term investments	10,792,991	-
Purchase of short-term investments	(10,461,542)	(10,349,059)
Payments of selling costs on assets held for sale	(14,079)	-
Net cash provided by (used in) investing activities	79,441	(11,242,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures, net of costs	-	11,400,000
Payments on subordinated notes	-	(500,000)
Principal payments on capital lease obligations	(12,937)	(9,300)
Net cash provided by (used in) financing activities	(12,937)	10,890,700

Net decrease in cash and cash equivalents	(50,331)	(144,141)
Cash and cash equivalents, beginning of the year	1,062,581	1,206,722
Cash and cash equivalents, ending of the year	$1,012,250	$1,062,581

Supplemental cash flow information:
Cash paid for interest	$943,270	$614,586
Cash paid for income taxes	-	20,853
Supplemental non-cash investing activity:
Unrealized loss on available-for-sale investments	-	(27,840)
Equipment acquired under capital lease	-	18,996
Supplemental non-cash financing activity:
Exchange of senior notes into convertible debentures	-	(875,000)
Exchange of subordinated notes into convertible debentures	-	(1,500,000)
Exchange of demand notes into convertible debentures	-	(500,000)
Assets held for sale reclassification	$911,970	$-

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.

Note 1 - The organization and significant accounting policies:

Organization

GlenRose Instruments Inc., a Delaware corporation, or the company, we, our, or us, was incorporated in September 2005 by the GlenRose Partnership L.P., or the GlenRose Partnership, a private-equity partnership with its headquarters in Waltham, Massachusetts. The company was organized to serve as a holding company through which the GlenRose Partnership’s partners would hold the shares of Eberline Services, Inc. or Eberline Services or ESI) (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, the GlenRose Partnership entered into a stock exchange agreement with the company in September 2005 pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owned all of the outstanding stock of the company, and the company owned all of the outstanding stock of its subsidiary, ESI.

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

GlenRose Instruments, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety and health management. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. or ESHI, Eberline Analytical Corporation, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville.

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

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At December 27, 2009, the company had a balance of $10,817,784 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of environmental services and laboratory revenues for the years ended December 27, 2009 and December 28, 2008. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 73% and 70% of revenue and 41% and 51% of trade accounts receivable for the years ended December 27, 2009 and December 28, 2008, respectively. The other customer represented approximately 12% and 13% of revenue and 22% and 14% of trade accounts receivable for the years ended December 27, 2009 and December 28, 2008, respectively.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at December 27, 2009 approximates fair value as the terms approximate those currently available for similar instruments. See Note 10 for discussion of fair value measurements.

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

Investments

The company accounts for its investments in debt and equity securities in accordance with ASC 320 Investments-Debt and Equity Securities, that requires the classification of investments in debt and equity securities as “held-to-maturity”, “available-for-sale” or “trading.” Investments which are considered held-to-maturity are stated at amortized cost. Investments which are considered trading securities and available-for-sale securities are carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Unrealized holding gains and losses on trading securities are included in current period earnings. Realized gains and losses, dividend and interest income, including amortization of the premium and discount arising at acquisition, for all three categories of investments are included in earnings.

At December 27, 2009 short term investments consisted of $10,060,916 in money market mutual funds and certificates of deposit. At December 28, 2008 short term investments consisted of money market mutual funds, corporate bonds, and U.S. Treasury bills with maturities of less than twelve months. At December 28, 2008, $7,042,853 of the short-term investments were classified as available-for-sale securities. An unrealized loss of $27,840 was recorded in accumulated other comprehensive loss in the available-for-sale securities for the year ended December 28, 2008.

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

GLENROSE INSTRUMENTS INC.

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases.

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at December 27, 2009 that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test annually. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The company performs impairment testing at the reporting unit level. An impairment loss is recognized when the fair value of the discounted cash flows of the reporting unit including its tangible assets is less than the carrying value.

At December 27, 2009, and December 28, 2008, the company’s goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. At December 27, 2009, the Environmental Services segment reported revenues of $25,469,474 and gross profit of $2,109,355. Those results were consistent with prior year’s results, and consistent with the contracts in effect for that segment. In preparing the discounted cash flow analysis, the company analyzed the prior years' results as well as the contracts in effect for the next five years. The company estimated future sales volume using a 3% increase in revenues, which is consistent with the contract type(s) in effect. As the majority of the contracts in the segment are government cost-reimbursable contracts, the company escalated the associated costs consistent with the revenue increase. The segment's largest cost is labor. The company further estimated capital expenditures consistent with prior years amounts, and included the effects of depreciation in determining its net free cash flow prior to discount. The company utilized a weighted average cost of capital discount rate of 12.7% and 9.7% for terminal value calculations. Total expected free cash flow from the segment is approximately$7.6 million before adjustments. The company further discounted the cash flow based on management’s internal assessment of achieving the forecast results. The company’s internal assessment factor was 95% for 2011 declining to 30% for the terminal value year. Based on the assumptions above, the company determined that goodwill for the Environmental Services segment in the amount of $2,740,913 was not considered to be impaired.

Revenue Recognition

Revenue for laboratory services is recognized upon completion of the services and the shipment of the related data packages to the company’s customers. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency, or the DCAA, or Los Alamos National Laboratories Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2005 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed before either 2005 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

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

GLENROSE INSTRUMENTS INC.

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

Supply Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 27, 2009 and December 28, 2008, there were no reserves or write-downs recorded against inventory.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. At December 27, 2009, the Company recorded a tax provision of $299,833 in order to increase the valuation allowance for certain deferred tax assets due to their uncertain realization.

Loss per Common Share

The calculation of loss per common share is based on the weighted-average number of common shares outstanding during the applicable period.

GLENROSE INSTRUMENTS INC.

Stock Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the statement of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average volatility of 20 companies in the same industry as the company. The average expected life is estimated using the simplified method for “plain vanilla” options. The expected life in years is based on the “simplified” method. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the company normally issues new shares.

See “Note 6 – Stockholders’ equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the year ended December 27, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on changes in the accounting and reporting of business acquisitions. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value. This guidance was effective for the company at the beginning of 2009. The guidance had no impact on the company’s consolidated financial statements and any future effect will depend on the extent that the company makes business acquisitions in the future.

In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the company adopted fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis. The company does not expect the guidance to have a material impact on its results of operations and financial condition.

In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The rule was effective for the company beginning January 1, 2009. The company does not expect the guidance to have a material impact on its results of operations and financial condition.

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

GLENROSE INSTRUMENTS INC.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance is effective for us January 1, 2011 and is not expected to have a material effect on our consolidated financial position or results of operations.

Note 2 – Property plant and equipment:

Property, plant and equipment consist of the following as of December 27, 2009 and December 28, 2008:

	2009	2008

Land	$267,814	$775,514
Buildings and improvements	984,175	2,168,024
Machinery and equipment	4,124,527	5,137,336
Assets under capital lease	56,771	56,771
Leasehold improvements	587,073	469,527
	6,020,360	8,607,172
Less: accumulated depreciation	(4,413,377)	(5,743,473)
Net property, plant and equipment	$1,606,983	$2,863,699

Depreciation expense for the years ended December 27, 2009 and December 28, 2008 was $625,202 and $596,432, respectively.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. As a result the Company reclassified $507,700 in land, $2,265,764 in buildings and improvements, and 1,916,927 in accumulated depreciation as “Assets held for sale” on the company’s balance sheet as of December 27, 2009. The assets held for sale balance of $911,970 also includes selling costs incurred to date of $14,079 and an accrual of $41,354 towards decommissioning of the site. The company expects to complete the sale in 2010.

Note 3 – Debt:

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

On July 25, 2008, the company made a payment of $500,000 to Richard Chapman, the company’s Executive Vice President and Chief Operating Officer, for the principal amount on its remaining subordinated promissory note due 2011.

GLENROSE INSTRUMENTS INC.

Note 4 – Commitments and contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at December 27, 2009 are as follows:

Summary of Lease Obligations:

	2010	2011	2012	2013	2014	2015	Totals

Facilities	$274,605	$216,508	$214,554	$124,176	$49,128	$12,282	$891,253
Equipment	35,490	-	-	-	-	-	35,490
	$310,095	$216,508	$214,554	$124,176	$49,128	$12,282	$926,743

For the years ended December 27, 2009 and December 28, 2008, rent expense was $383,494 and $666,548, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. In January 2009, the company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. In the event it is determined that the company has to reimburse such amount in full, the resultant cost could materially affect its results of operations.

In late 2008, the New Mexico Environmental Department notified the company of a proposed civil penalty for non-compliance with certain New Mexico administrative statutes. In July 2009 the company agreed to a resolution agreement in principle with the New Mexico Environmental Department. The company negotiated a settlement, without admitting fault, to expedite resolution and mitigate the costs associated with the claim. The settlement did not result in a material adverse affect on the company’s business, operating results or financial condition.

As of December 27, 2009, the company was a party to two lawsuits with former employees over their terminations.
The first lawsuit was dismissed with prejudice on March 17, 2010. The second lawsuit is still in the discovery phase. We do not expect either litigation or any other legal activity will have a materially adverse affect on our business, operating results or financial condition.

Note 5 - Capital leases:

In 2006, the company leased laboratory equipment under a capital lease agreement. The lease term is for three more years, with the company owning the equipment at completion of the lease. The assets are amortized over their normal useful lives. In October 2008 the company entered into a capital lease with Phoenix Leasing Systems for the purpose of financing equipment at Lionville. The lease terms are 60 months with a $1 purchase option at completion.

Assets under capital lease as of December 27, 2009 and December 28, 2008:

	2009	2008

Equipment	$56,771	$56,771
Less: accumulated depreciation	(29,730)	(18,102)
Net assets under capital lease	$27,041	$38,669

During the year ended December 27, 2009 the company paid a total of $12,937 in principal payments towards capital leases. The following is a schedule of future payments by years required under the lease(s) together with their present values:

GLENROSE INSTRUMENTS INC.

Payments
2010	$11,722
2011	5,072
2012	5,072
2013	5,072
Total lease payments	26,938
Less: amount representing interest	(4,421)
Present value of minimum lease payments	$22,517

Note 6 – Stockholders’ equity:

Stock Based Compensation

In September 2005, the company adopted a stock option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company.

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of December 27, 2009. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The number of securities remaining available for future issuance under the plan was 499,000 at December 27, 2009.

The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share.  There were no stock options awards granted in 2009 or 2008. Stock option activity for the years ended December 27, 2009 and December 28, 2008 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 30, 2007	230,000	$7.00	$7.00	6.87	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(30,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 28, 2008	200,000	$7.00	7.00	5.88	-
Vested & Exercisable, December 28, 2008	40,000		$7.00	5.88	$-

Outstanding, December 28, 2008	200,000	$7.00	$7.00	5.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(14,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 27, 2009	186,000	$7.00	7.00	4.88	-
Vested & Exercisable, December 27, 2009	74,400		$7.00	4.88	$-

The aggregate intrinsic value of options outstanding as of December 27, 2009 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

GLENROSE INSTRUMENTS INC.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. There were no restricted stock awards granted in 2009 or 2008. At December 27, 2009, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the years ended December 27, 2009 and December 28, 2008 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 30, 2007	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 28, 2008	15,000	$7.00

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 27, 2009	15,000	$7.00

The company recognized employee non-cash stock based compensation expense of $134,428 and $269,671 related to the issuance of restricted stock and stock options during the years ended December 27, 2009 and December 28, 2008, respectively. The Company recorded $88,654 and $89,663 to cost of sales for the years ended December 27, 2009 and December 28, 2008, respectively, and $45,774 and $180,008 to general administrative expenses for the years ended December 27, 2009 and December 28, 2008, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $149,238 at December 27, 2009. This amount is expected to be recognized over a weighted average period of 3.1 years.

Note 7 - Benefit plans:

The company currently maintains two defined contribution “401(k)” plans. Additionally, employees of ESHI are covered by a multi-employer, defined benefit plan that is not administered by the company.

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 27, 2009 and December 28, 2008, Eberline Services contributed approximately $250,564 and $235,625, respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan or the Plan. The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses the company for all pension related costs as a direct project cost. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford Reservation site. For the years ended December 27, 2009, and December 28, 2008, the expense was $726,473 and $456,885, respectively.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 27, 2009, and December 28, 2008, employer contributions were $545,364 and $525,913, respectively.

GLENROSE INSTRUMENTS INC.

Note 8 – Related party transactions:

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

Note 9 - Loss per share:

Basic and diluted loss per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. Because of the reported net losses, there are no dilutive securities as of December 27, 2009 and December 28, 2008. The following reconciles amounts reported in the financial statements:

	2009	2008
Loss per share
Loss available to stockholders	$(1,186,434)	$(743,639)

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings (loss) per share - basic	$(0.38)	$(0.24)

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$(0.38)	$(0.24)

Anti-dilutive restricted stock outstanding	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	186,000	200,000
Anti-dilutive convertible debentures	2,125,000	2,125,000

Note 10 – Fair value measurements:

The fair value topic of the Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

GLENROSE INSTRUMENTS INC.

At December 27, 2009, the company had short term investments of $10,060,916 that are comprised of money market funds of $8,626,490 and certificates of deposits of $1,434,426. Money market funds are categorized as level 1 and certificates of deposit are categorized as level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 11 – Investments:

In the year ended December 28, 2008, the company classified its marketable securities, included in short-term investments, as available-for-sale. Available-for-sale securities, which included certificates of deposit, were reported at fair value with unrealized gains and losses included in stockholders’ equity. The company had an unrealized loss of $27,840 recorded in accumulated other comprehensive loss in the available-for-sale securities for the year ended December 28, 2008. The following is a summary of marketable, available-for-sale securities as of December 28, 2008.

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury bills	$2,497,701	$22,223	$-	$2,519,924
Corporate bonds	4,572,992	8,175	(58,238)	4,522,929
	$7,070,693	$30,398	$(58,238)	$7,042,853

The available-for-sale securities held by the company as of December 28, 2008 matured during the first and second quarters of 2009. Proceeds from maturities of securities classified as available for sale were $7,108,876 for the year ending December 27, 2009 and gross gains of $38,181 were realized on these maturities. As of December 27, 2009 the Company’s short-term investments consist solely of certificates of deposits and money market funds which are reported at fair value with unrealized gains and losses included in earnings.

Note 12 - Income taxes:

Components of the provision for income taxes for the years ended December 27, 2009 and December 28, 2008 are as follows:

Provision (benefit) for income taxes	2009	2008
Current taxes:
Federal	$(344)	$(124,050)
State	-	-
Total current taxes	(344)	(124,050)

Deferred taxes:
Federal	300,177	452
State	-	67
Total deferred taxes	300,177	519
Total income taxes	$299,833	$(123,531)

            The income tax expense for the years ended December 27, 2009 and December 28, 2008 varied from the amount computed by applying the federal statutory income tax rate to income (loss) before taxes. Reconciliation between the federal statutory taxes and effective taxes follows:

Reconciliation between federal statutory taxes and effective taxes	2009	2008

Federal taxes at the statutory rate applied to income (loss)	$(301,445)	$(294,838)
before taxes
Add (deduct):
State income tax expense (benefit) net of federal benefit	(23,099)	(18,237)
Stock-based compensation	45,706	93,974
Adjustment to valuation allowance	342,972	85,153
Other accruals and adjustments	235,699	10,417
Total income tax expense (benefit)	$299,833	$(123,531)

GLENROSE INSTRUMENTS INC.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred taxes at December 27, 2009 and December 28, 2008, are as follows:

Deferred taxes	2009	2008

Depreciable assets	$(440,493)	$(375,352)

Intangible assets	97,357	113,361
Accrued liabilities	275,327	263,409
Accrued interest	42,361	169,442
NOL carryforwards	931,939	692,836
Valuation allowance	(906,491)	(563,519)
	440,493	675,529
Net deferred taxes	$-	$300,177

The company recorded a tax provision of $299,833 in 2009 compared to tax benefit of $123,531 in 2008. As of December 27, 2009, the company had a deferred tax asset balance of $440,493 a portion of which is related to the net operating losses of the company’s Lionville subsidiary. These Lionville losses are subject to separate return limitation year treatment and may only be utilized against income from Lionville. As of December 28, 2008, the company believed that it was more likely than not that it would not realize the balance of these Lionville assets, and therefore reduced the deferred tax asset by a valuation allowance in the amount of $563,519. During 2009, the company further reduced the net deferred tax asset to $0 by increasing the valuation allowance to $906,491 as the company believes it is more likely than not that it will not realize the balance of the deferred tax asset. For the year ended December 27, 2009, income taxes resulted in a tax provision of $299,833. As of December 27, 2009 the company had net operating losses carryforwards of $1,287,039 associated with Lionville which will expire by December 2016. Additional loss carryforwards of $1,182,277 are available on a consolidated basis and expire by December 2028 and 2029, respectively. Those loss carryforwards are fully reserved.

 As of December 27, 2009, the company had no accrued liability for unrecognized tax benefits related to various federal and state income tax matters. The company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The company recognizes interest and penalties relating to uncategorized tax benefits in operating expenses. The company’s tax years from 2006 to 2009 remain subject to examination by major tax jurisdictions.

Note 13 - Segment data:

The company’s executive officers include Arvin Smith, Dr. Richard Chapman and Dr. Shelton Clark. Collectively, they are the Chief Operating Decision Maker, or CODM, as defined by Disclosures about Segments of an Enterprise and Related Information. The office of the CODM is responsible for assessing the performance of each segment, as well as the allocation of company resources. Other than general and administrative services incurred at GlenRose Instruments, ESI currently constitutes 100% of the activity of the company. Costs incurred by GlenRose Instruments are aggregated and reported separately from the Eberline Services activity.

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. ESI maintains separate general and administrative functions consisting of all executive management, business development, accounting and finance, and human resource personnel that support the entire business. The Environmental Services segment provides engineering and technical support to Los Alamos, the Department of Energy’s Hanford Reservation Site, as well as other government and commercial agencies. The Analytical Laboratories consist of three separate laboratories serving a wide variety of federal, state and local governments. The laboratories are located in Richmond, California, Oak Ridge, Tennessee, and Exton, Pennsylvania. A dedicated laboratory manger is responsible for the operation of each laboratory. Management monitors the performance of each laboratory separately. Intercompany costs and sales are eliminated in the consolidated financial statements.

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

GLENROSE INSTRUMENTS INC.

The company’s segment data show all general and administrative costs related to the instruments segment captured during the period. Segment general and administrative costs have been restated to reflect cost allocation based on total segment cost of sales. That segment allocation may differ from allowable government allocations per the terms of our contracts.

Segment data for the years ended December 27, 2009 and December 28, 2008 are included below:

	2009	2008
Revenues
Environmental Services	$25,469,474	$25,092,116
Analytical Laboratories	7,778,780	7,607,567
Instruments	-	-
	33,248,254	32,699,683
Cost of Sales
Environmental Services	23,360,119	22,996,208
Analytical Laboratories	7,904,330	7,631,987
Instruments	-	-
	31,264,449	30,628,195
Gross Profit (Loss)
Environmental Services	2,109,355	2,095,908
Analytical Laboratories	(125,550)	(24,420)
Instruments	-	-
	1,983,805	2,071,488
General and administrative expenses
Environmental Services	1,390,155	1,563,695
Analytical Laboratories	442,312	483,775
Instruments	379,460	549,539
	2,211,927	2,597,009
Operating profit (Loss)
Environmental Services	719,200	532,213
Analytical Laboratories	(567,862)	(508,195)
Corporate & Instruments	(379,460)	(549,539)
	(228,122)	(525,521)
Supplemental Disclosure
Depreciation Expense
Environmental Services	194,212	277,764
Analytical Laboratories	430,990	318,668
Instruments	-	-
	625,202	596,432
Capital Expenditures
Environmental Services	9,309	181,366
Analytical Laboratories	228,620	736,849
Instruments	-	-
	237,929	918,215
Total Assets
Environmental Services	7,102,610	8,115,673
Analytical Laboratories	3,751,562	4,092,783
Instruments	10,498,907	10,910,928
	$21,353,079	$23,119,384

GLENROSE INSTRUMENTS INC.

Note 14 – Subsequent events:

The company has evaluated all events or transactions through the date of this filing. During this period, the company did not have any material subsequent events that impacted its consolidated financial statements.