Form 10-Q
period 2010-03-28
GlenRose Instruments Inc.
filed 2010-05-12
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

or

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
Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at March 28, 2010
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 28, 2010

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 28, 2010 and December 27, 2009
(Unaudited)

	March 28,	December 27,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$667,720	$1,012,250
Short-term investments	9,865,629	10,060,916
Accounts receivable (net of allowances of $18,039 for 2010 and 2009, respectively)	3,986,045	3,087,987
Unbilled contract receivables	590,562	651,337
Supply inventory	51,014	65,475
Prepaid expenses	159,687	125,465
Other receivables	61,964	59,812
Income tax receivable	184,971	184,971
Assets held for sale	907,748	911,970
Total current assets	16,475,340	16,160,183

Property, plant and equipment, net	1,538,154	1,606,983

Other assets
Restricted cash	415,000	415,000
Deferred financing costs	400,000	430,000
Goodwill	2,740,913	2,740,913
Total other assets	3,555,913	3,585,913

TOTAL ASSETS	$21,569,407	$21,353,079

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of March 28, 2010 and December 27, 2009
(Unaudited)

	March 28,	December 27,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$672,818	$734,644
Accrued expenses	215,126	203,353
Accrued employee-related costs	1,838,234	1,726,445
Accrued interest, related party	148,751	262,722
Due to related party	25,967	16,545
Capital lease obligations	7,150	8,906
Total current liabilities	2,908,046	2,952,615

Long-term liabilities
Convertible debentures due to related parties	14,875,000	14,875,000
Capital lease obligations, net of current portion	11,863	13,611
Other long-term liabilities	53,298	36,743
Total liabilities	17,848,207	17,877,969

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at March 28, 2010 and December 27, 2009)	31,176	31,176
Additional paid-in-capital	7,920,007	7,898,613
Accumulated deficit	(4,229,983)	(4,454,679)
Total stockholders' equity	3,721,200	3,475,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,569,407	$21,353,079

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 28, 2010 and March 29, 2009
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2010	2009

Revenues	$9,909,869	$8,278,384

Cost of sales	8,983,767	7,783,234

Gross profit from operations	926,102	495,150

General and administrative expenses	526,755	660,240

Operating income (loss)	399,347	(165,090)

Other income (expense)
Interest and other income	4,713	77,417
Interest expense	(179,364)	(222,991)
Total other expense	(174,651)	(145,574)

Income (loss) from operations, before income taxes	224,696	(310,664)

Benefit (provision) for income taxes	-	(300,177)

Net income (loss)	$224,696	$(610,841)

Net income (loss) per share - basic and diluted	$0.07	$(0.20)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 28, 2010 and March 29, 2009
(Unaudited)

	March 28,	March 29,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$224,696	$(610,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	100,836	180,601
Provision for deferred income taxes	-	300,077
Amortization of deferred financing costs	30,000	30,000
Stock-based compensation	21,394	35,300
Bad debt expense	-	27,688
Gain on maturities of short-term investments	(3,542)	-
Change in fair value of certificates of deposit	(949)	-

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(898,058)	(570,034)
Other receivables	(2,152)	91,866
Unbilled contract receivables	60,775	212,032
Prepaid expenses	(34,222)	66,926
Inventory	14,461	10,000
Increase (decrease) in:
Accounts payable	(57,604)	(7,660)
Accrued interest, related party	(113,971)	(335,319)
Due to related party	9,422	-
Other long-term liabilities	16,555	(5,798)
Other accrued liabilities	123,562	104,941
Net cash used in operating activities	(508,797)	(470,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,007)	(181,974)
Proceeds from the sale of short-term investments	704,142	328,668
Purchases of short-term investments	(504,364)	-
Net cash provided by investing activities	167,771	146,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(3,504)	(2,939)
Net cash used in financing activities	(3,504)	(2,939)

Net decrease in cash and cash equivalents	(344,530)	(326,466)
Cash and cash equivalents, beginning of the period	1,012,250	1,062,581
Cash and cash equivalents, ending of the period	$667,720	$736,115

The accompanying notes are integral part of these condensed consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 28, 2010

Note 1 – Organization and Significant Accounting Policies:

Organization

GlenRose Instruments Inc., a Delaware corporation, or the company, we, our, or us, was incorporated in September 2005 by the GlenRose Partnership L.P., or the GlenRose Partnership, a private-equity partnership with its headquarters in Waltham, Massachusetts. The company was organized to serve as a holding company through which the GlenRose Partnership’s partners would hold the shares of Eberline Services, Inc. or Eberline Services or ESI (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, the GlenRose Partnership entered into a stock exchange agreement with the company in September 2005 pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owned all of the outstanding stock of the company, and the company owned all of the outstanding stock of its subsidiary, ESI.

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

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00; see “Note 2 – Debt”.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at March 28, 2010, and the results of operations and cash flows for the three months ended March 28, 2010 and March 29, 2009. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 27, 2009.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end was December 27, 2009.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At March 28, 2010, the company had a balance of $10,277,967 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended March 28, 2010 and March 29, 2009. Two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 72% and 77% of revenue and 39% and 40% of trade accounts receivable for the three months ended March 28, 2010 and March 29, 2009, respectively. The other customer represented approximately 12% and 10% of revenue and 24% and 20% of trade accounts receivable for the three months ended March 28, 2010 and March 29, 2009, respectively.

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

GLENROSE INSTRUMENTS INC.

At December 27, 2009, the company’s goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. At December 27, 2009, the Environmental Services segment reported revenues of $25,469,474 and gross profit of $2,109,355. Those results were consistent with prior year’s results, and consistent with the contracts in effect for that segment. In preparing the discounted cash flow analysis, the company analyzed the prior years' results as well as the contracts in effect for the next five years. The company estimated future sales volume using a 3% increase in revenues, which is consistent with the contract type(s) in effect. As the majority of the contracts in the segment are government cost-reimbursable contracts, the company escalated the associated costs consistent with the revenue increase. The segment's largest cost is labor. The company further estimated capital expenditures consistent with prior years amounts, and included the effects of depreciation in determining its net free cash flow prior to discount. The company utilized a weighted average cost of capital discount rate of 12.7% and 9.7% for terminal value calculations. Total expected free cash flow from the segment is approximately$7.6 million before adjustments. The company further discounted the cash flow based on management’s internal assessment of achieving the forecast results. The company’s internal assessment factor was 95% for 2011 declining to 30% for the terminal value year. Based on the assumptions above, the company determined that goodwill for the Environmental Services segment in the amount of $2,740,913 was not considered to be impaired.

No events occurred or circumstances changed that required the company to further test goodwill for impairment during the three month period ended March 28, 2010.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the three month period ended March 29, 2009, the company recorded a tax provision of $300,177 in order to increase the valuation allowance for certain deferred tax assets due to their uncertain realization. No income tax provision was recorded on the net income for the three months ended March 28, 2010, due to the utilization of net operating loss carryforwards for which a valuation allowance was previously provided.

Earnings/Loss per Common Share

The calculation of earnings/loss per common share is based on the weighted-average number of common shares outstanding during the applicable period. There are no dilutive common shares during any periods presented. See “Note 5 – Earnings/Loss per Share”

Stock Based Compensation

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

See “Note 4 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended March 28, 2010.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at March 28, 2010, approximates fair value as the terms approximate those currently available for similar instruments. See “Note 6 – Fair Value Measurements”.

GLENROSE INSTRUMENTS INC.

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at March 28, 2010, that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Assets Held for Sale

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. As a result the company reclassified $507,700 in land, $2,265,764 in buildings and improvements, and 1,916,926 in accumulated depreciation as “Assets held for sale” on the company’s balance sheet as of December 27, 2009. The assets held for sale balance of $911,970 also includes selling costs incurred to date of $14,080 and an accrual of $41,352 towards decommissioning of the site. The company expects to complete the sale in 2010.

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

In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the remaining provisions of this amendment is not expected to have a material impact on our financial statement disclosures.

In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The company has not adopted this guidance early and adoption of this amendment is not expected to have a material impact on our results of operation or financial condition.

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

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at March 28, 2010 are as follows:

Summary of Lease Obligations:

	2010	2011	2012	2013	2014	2015	Totals

Facilities	$274,605	$216,508	$214,554	$124,176	$49,128	$12,282	$891,253
Equipment	35,490	-	-	-	-	-	35,490
	$310,095	$216,508	$214,554	$124,176	$49,128	$12,282	$926,743

For the periods ending March 28, 2010, and March 29, 2009, rent expense was $100,551 and $81,730, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

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

As of December 27, 2009, the company was a party to two lawsuits with former employees over their terminations. The first lawsuit was dismissed with prejudice on March 17, 2010. The second lawsuit is still in the discovery phase. The company does not expect either litigation or any other legal activity will have a materially adverse affect on its business, operating results or financial condition.

Note 4 – Stockholders’ Equity:

Stock Based Compensation

In September 2005, the company adopted a stock option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company.

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of March 28, 2010. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The number of securities remaining available for future issuance under the plan was 503,500 at March 28, 2010.

The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share. There were no stock option awards granted in 2009 or in the three month period ending in March 28, 2010. Stock option activity for the period ending March 28, 2010 was as follows:

GLENROSE INSTRUMENTS INC.

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 27, 2009	186,000	$7.00	$7.00	4.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(4,500)	7.00	7.00
Expired	-	-	-
Outstanding and expected to vest at March 28, 2010	181,500	$7.00	7.00	4.63	-
Vested & Exercisable, March 28, 2010	72,600		$7.00	4.63	$-

The aggregate intrinsic value of options outstanding as of March 28, 2010 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. There were no restricted stock awards granted in 2009 or in the three month period ending in March 28, 2010. At March 28, 2010, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the period ending March 28, 2010 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 27, 2009	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, March 28, 2010	15,000	$7.00

The company recognized employee non-cash stock based compensation expense of $21,394 and $35,300 related to the issuance of restricted stock and stock options during the periods ending in March 28, 2010, and March 29, 2009, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized was $124,886 at March 28, 2010. This amount is expected to be recognized over a weighted average period of 2.9 years.

Note 5 – Earnings/Loss per Share:

Basic and diluted earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of March 28, 2010 and March 29, 2009. The following reconciles amounts reported in the financial statements:

	March 28,	March 29,
	2010	2009
Earnings (loss) per share
Earnings (loss) available to stockholders	$224,696	$(610,841)

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings (loss) per share - basic	$0.07	$(0.20)

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$0.07	$(0.20)

Anti-dilutive restricted stock outstanding	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	181,500	197,000
Anti-dilutive convertible debentures	2,125,000	2,125,000

GLENROSE INSTRUMENTS INC.

Note 6 – Fair Value Measurements:

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

At March 28, 2010, the company had short term investments of $9,865,629 that are comprised of money market funds of $9,130,854 and certificates of deposits of $734,775. Money market funds are categorized as level 1 and certificates of deposit are categorized as level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 7 - Segment Data:

The company’s executive officers include Arvin Smith, Dr. Richard Chapman and Dr. Shelton Clark.  Collectively, they are the Chief Operating Decision Maker, or CODM. The office of the CODM is responsible for assessing the performance of each segment, as well as the allocation of company resources. Other than general and administrative services incurred at GlenRose Instruments, ESI currently constitutes 100% of the activity of the company. Costs incurred by GlenRose Instruments are aggregated and reported separately from the Eberline Services activity.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending March 28, 2010 and March 29, 2009 are included below:

	Three Months Ended
	March 28,	March 29,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Environmental Services	$7,365,394	$6,244,095
Analytical Laboratories	2,544,475	2,034,289
Instruments	-	-
	9,909,869	8,278,384
Cost of Sales
Environmental Services	6,832,391	5,707,851
Analytical Laboratories	2,151,376	2,075,383
Instruments	-	-
	8,983,767	7,783,234
Gross Profit (Loss)
Environmental Services	533,003	536,244
Analytical Laboratories	393,099	(41,094)
Instruments	-	-
	926,102	495,150
General and administrative expenses
Environmental Services	340,120	415,451
Analytical Laboratories	100,854	140,815
Instruments	85,781	103,974
	526,755	660,240
Operating profit (Loss)
Environmental Services	192,883	120,793
Analytical Laboratories	292,245	(181,909)
Corporate & Instruments	(85,781)	(103,974)
	399,347	(165,090)
Supplemental Disclosure
Depreciation Expense
Environmental Services	12,640	62,489
Analytical Laboratories	88,196	118,112
Instruments	-	-
	100,836	180,601
Capital Expenditures
Environmental Services	-	-
Analytical Laboratories	32,007	181,974
Instruments	-	-
	32,007	181,974
Total Assets
Environmental Services	7,119,186	7,542,251
Analytical Laboratories	4,078,444	4,195,147
Instruments	10,371,777	10,587,787
	$21,569,407	$22,325,185

Note 8 – Subsequent Events:

In preparing these interim consolidated financial statements, the company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of these financial statements. No material subsequent events were identified that require recognition or disclosure in these financial statements.

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

First Quarter 2010 Compared to First Quarter 2009

Revenues

Revenues in the first quarter of 2010 were $9,909,869 compared to $8,278,384 for the same period in 2009, an increase of $1,631,485 or 19.7%. The increase in revenues was primarily due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was primarily due to increased work at Los Alamos and Hanford. The number of direct employees increased at both locations in the first quarter. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume in the first quarter. The primary driver was stimulus funding at the Hanford and Oak Ridge sites.

Revenues from our Environmental Services in the first quarter of 2010 were $7,365,394 compared to $6,244,095 for the same period in 2009, an increase of $1,121,299 or 18.0%. Our Environmental Services contributed 74.3% to total revenues in the first quarter of 2010 versus 75.4% in the first quarter of 2009. The increase in our Environmental Services revenues was due to increased work at both Los Alamos and Hanford, whereby existing contracts were increased and new contracts were added.

Revenues from our Analytical Laboratories in the first quarter of 2010 were $2,544,475 compared to $2,034,289 for the same period in 2009, an increase of $510,186 or 25.1%. Our Analytical Labs contributed 25.7% to total revenues in the first quarter of 2010 versus 24.6% for the same period in 2009. The increase in revenues was primarily due to increased funding of existing contracts due to stimulus funding. Work at our Analytical Laboratories increased in the first quarter.

Cost of Sales

The cost of sales in the first quarter of 2010 was $8,983,767 compared to $7,783,234 for the same period in 2009, an increase of $1,200,533 or 15.4%. The increase in cost of sales was primarily due to the increased costs associated with sales increases as we increased the number of employees, subcontracts and materials.

The cost of sales from our Environmental Services in the first quarter of 2010 was $6,832,391 compared to $5,707,851 for the same period in 2009, an increase of $1,124,540 or 19.7% primarily due to increased salaries of new employees and due to increased subcontracting. We increased our overall employees by approximately 30 people at both Los Alamos and Hanford.

The cost of sales from our Analytical Laboratories in the first quarter of 2010 was $2,151,376 compared to $2,075,383 for the same period in 2009, an increase of $75,993 or 3.7%, primarily due to increased direct labor and direct materials associated with the sales increase during the period.

Gross Profit

Gross profit in the first quarter of 2010 was $926,102 compared to $495,150 for the same period in 2009, an increase of $430,952 or 87.0%. The gross profit margin increased to 9.3% in the first quarter of 2010 from 6.0% for the same period in 2009. The increase in the quarterly gross profit was primarily due to increased revenue at our Analytical Laboratories, offset by a small decrease in gross profit at our Environmental Services.

The gross profit from our Environmental Services in the first quarter of 2010 was $533,003 compared to $536,244 for the same period in 2009, a decrease of $3,241 or 0.6%. The gross profit from our Analytical Laboratories in the first quarter of 2010 was $393,099 compared to a loss of $41,094 for the same period in 2009, an increase of $434,193.

GLENROSE INSTRUMENTS INC.

Operating Expenses

General and administrative expenses in the first quarter of 2010 were $526,755 compared to $660,240 for the same period in 2009, a decrease of $133,485 or 20.2%. Our general and administrative costs decreased due to continued cost control measures. During the quarter we reduced some of our external professional services and various business development services and have better utilized existing personnel in more direct roles on large contracts.

Operating Income (Loss)

The operating income in the first quarter of 2010 was $399,347 compared to an operating loss of $165,090 for the same period in 2009. The operating income was primarily due to the Environmental Services operating income of $192,883 and the Analytical Laboratories operating income of $292,245, offset by corporate general and administrative expenses of $85,781. The increase in operating income was due to the increased revenue in both operating segments. During the quarter we added personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by substantial decreases in other indirect costs such as depreciation. The increase in our Analytical Laboratory revenues allowed more efficient and better utilization of existing infrastructure. Shifting of personnel costs to direct work and cost reduction in general and administrative expenses also contributed to the operating income increase.

Other Income (Expense)

Other expenses in the first quarter of 2010 were $174,651 compared to $145,574 for the same period in 2009, an increase of $29,077. Interest and other miscellaneous income in the first quarter of 2010 was $4,713 compared to $77,417 for the same period in 2009. The decrease was primarily due to a lower cash balance of funds invested. Interest expense in the first quarter of 2010 was $179,364 compared to $222,991 for the same period in 2009, due to interest expense on our related party convertible debentures and the associated underwriting expenses associated with the debentures that originated in July 2008.

Provision for Income Taxes

We recorded no tax provision or benefit in the first quarter of 2010 compared to a tax provision of $300,177 for the same period in 2009. The tax provision recorded at March 29, 2009, was a non-cash expense associated with a valuation allowance provided against certain deferred tax assets due to their uncertain realization.

Net Income/Loss

Net income in the first quarter of 2010 was $224,696 compared to a net loss of $610,841 for the same period in 2009.

Liquidity and Capital Resources

Consolidated working capital at March 28, 2010 was $13,567,294, compared to $13,207,568 at December 27, 2009. Included in working capital were cash, cash equivalents and short-term investments of $10,533,349 as of March 28, 2010, compared to $11,073,166 at December 27, 2009. The increase in working capital was a result of increased accounts receivable offset by lower cash balances.

Cash used by operating activities was $508,797 in the first quarter of 2010, compared to cash used by operating activities of $470,221 for the same period in 2009. Our net receivables balance increased to $3,986,045 in the first quarter of 2010, compared to $3,087,987 at December 27, 2009, resulting in a decrease in cash of $898,058 primarily due to increased revenue and timing of invoicing related to our Los Alamos contract and our Hanford contract and due to increased revenues at our Analytical Laboratories. Our unbilled contract receivables decreased to $590,562 in the first quarter of 2010, compared to $651,337 at December 27, 2009, resulting in an increase in cash of $60,775 due to billing of certain unbilled costs at Los Alamos. Our prepaid expenses increased to $159,687 in the first quarter of 2010, compared to $125,465 at December 27, 2009, resulting in a decrease in cash of $34,222, due to the timing of annual insurance premiums renewed in January and February of 2010. Other receivables increased to $61,964 in the first quarter of 2010, compared to $59,812 at December 27, 2009, resulting in a decrease in cash of $2,152.

Accounts payable decreased to $672,818 in the first quarter of 2010, compared to $734,644 at December 27, 2009. The decrease in cash related to the change in accounts payable balance was $61,826. Other accrued liabilities, including accrued expenses, accrued employee-related costs and other long-term liabilities, increased to $2,106,658 in the first quarter of 2010, compared to $1,966,541 at December 27, 2009, resulting in an increase in cash of $140,117, primarily due to accrued employee-related costs. Our accrued interest balance associated with the previously issued subordinated notes decreased to $148,751 in the first quarter of 2010, compared to $262,722 at December 27, 2009, resulting in a decrease in cash of $113,971, due to final interest payments on the previously issued subordinated notes.

GLENROSE INSTRUMENTS INC.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first quarter of 2010 used $32,007 for purchases of equipment. The company’s short-term investments provided $199,778 of cash as funds invested in certificates of deposits matured and converted into cash. The company’s financing activities used $3,504 of cash in the first quarter of 2010, due to payments on capital lease obligations.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $2.0 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of March 28, 2010. The assets held for sale of $907,748 include land of $507,700 and buildings and improvements with a net book value of $344,615. The assets held for sale of $907,748 also include selling costs incurred to date of $14,079 and an accrual of $41,354 towards decommissioning of the site. The company expects to complete the sale in 2010.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2010. The company’s long-term liabilities primarily include convertible debentures that bear interest at 4%, payable quarterly in cash and mature on July 25, 2013. The company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, and potential future property sales in Albuquerque, New Mexico and Richmond California will be sufficient to meet those obligations. Our ability to continue to access capital, however, could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending March 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLENROSE INSTRUMENTS INC.

PART II – OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 27, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:   Exhibits

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2010.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)