Form 10-Q
period 2010-06-27
GlenRose Instruments Inc.
filed 2010-08-11
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

or

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
Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Title of each class	Outstanding at June 27, 2010
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 27, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet –
	June 27, 2010 and December 27, 2009	3

	Condensed Consolidated Statement of Operations –
	Three Months Ended June 27, 2010 and June 28, 2009	5

	Condensed Consolidated Statement of Operations –
	Six Months Ended June 27, 2010 and June 28, 2009	6

	Condensed Consolidated Statement of Cash Flows –
	Six Months Ended June 27, 2010 and June 28, 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T:	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	22

Item 6:	Exhibits	22

Signatures		23

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
As of June 27, 2010 and December 27, 2009
(Unaudited)

	June 27,	December 27,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,165,133	$1,012,250
Short-term investments	9,866,188	10,060,916
Accounts receivable (net of allowances of $18,039 for 2010 and 2009, respectively)	4,238,251	3,087,987
Unbilled contract receivables	397,941	651,337
Due from related party	42,858	-
Supply inventory	61,951	65,475
Prepaid expenses	210,500	125,465
Other receivables	61,390	59,812
Income tax receivable	184,971	184,971
Assets held for sale	919,351	911,970
Total current assets	17,148,534	16,160,183

Property, plant and equipment, net	1,507,129	1,606,983

Other assets
Restricted cash	450,000	415,000
Deferred financing costs	370,000	430,000
Goodwill	2,740,913	2,740,913
Total other assets	3,560,913	3,585,913

TOTAL ASSETS	$22,216,576	$21,353,079

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of June 27, 2010 and December 27, 2009
(Unaudited)

	June 27,	December 27,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$567,830	$734,644
Accrued expenses	182,809	203,353
Accrued employee-related costs	2,066,819	1,726,445
Accrued interest, related party	148,751	262,722
Deferred revenue	197,962	-
Due to related party	16,514	16,545
Capital lease obligations	4,471	8,906
Total current liabilities	3,185,156	2,952,615

Long-term liabilities
Convertible debentures due to related parties	14,875,000	14,875,000
Capital lease obligations, net of current portion	10,907	13,611
Other long-term liabilities	69,094	36,743
Total liabilities	18,140,157	17,877,969

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at June 27, 2010 and December 27, 2009)	31,176	31,176
Additional paid-in-capital	7,941,445	7,898,613
Accumulated deficit	(3,896,202)	(4,454,679)
Total stockholders' equity	4,076,419	3,475,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,216,576	$21,353,079

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 27, 2010 and June 28, 2009
(Unaudited)

	Three Months Ended
	June 27,	June 28,
	2010	2009

Revenues	$10,108,458	$7,975,398

Cost of sales	9,095,189	7,650,240

Gross profit from operations	1,013,269	325,158

General and administrative expenses	500,915	501,699

Operating income (loss)	512,354	(176,541)

Other income (expense)
Interest and other income	675	12,242
Interest expense	(179,248)	(178,840)
Total other expense	(178,573)	(166,598)

Income (loss) from operations, before income taxes	333,781	(343,139)

Benefit (provision) for income taxes	-	-

Net income (loss)	$333,781	$(343,139)

Net income (loss) per share - basic and diluted	$0.11	$(0.11)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 27, 2010 and June 28, 2009
(Unaudited)

	Six Months Ended
	June 27,	June 28,
	2010	2009

Revenues	$20,018,327	$16,253,782

Cost of sales	18,078,956	15,433,474

Gross profit from operations	1,939,371	820,308

General and administrative expenses	1,027,670	1,161,939

Operating income (loss)	911,701	(341,631)

Other income (expense)
Interest and other income	5,388	89,659
Interest expense	(358,612)	(401,831)
Total other expense	(353,224)	(312,172)

Income (loss) from operations, before income taxes	558,477	(653,803)

Benefit (provision) for income taxes	-	(300,177)

Net income (loss)	$558,477	$(953,980)

Net income (loss) per share - basic and diluted	$0.18	$(0.31)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 27, 2010 and June 28, 2009
(Unaudited)

	June 27,	June 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$558,477	$(953,980)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	203,669	380,208
Provision for deferred income taxes	-	300,077
Amortization of deferred financing costs	60,000	60,000
Stock-based compensation	42,832	64,853
Bad debt expense	-	34,139
Loss on disposal of fixed assets	-	11,835
Gain on maturities of short-term investments	(5,815)	(38,180)
Change in fair value of short-term investments	1,418	-

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,150,264)	(406,371)
Restricted cash	(35,000)	-
Due from related party	(42,858)	-
Other receivables	(1,578)	114,848
Unbilled contract receivables	253,396	418,433
Prepaid expenses	(85,035)	20,158
Inventory	3,524	(7,800)
Increase (decrease) in:
Accounts payable	(174,195)	(453,064)
Accrued interest, related party	(113,971)	(338,606)
Due to related party	(31)	-
Deferred revenue	197,962	-
Other long-term liabilities	32,351	14,435
Other accrued liabilities	319,830	296,836
Net cash provided by (used in) operating activities	64,712	(482,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103,815)	(202,947)
Proceeds from the sale of short-term investments	1,449,384	7,108,876
Purchases of short-term investments	(1,250,259)	(6,771,787)
Net cash provided by investing activities	95,310	134,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(7,139)	(6,190)
Net cash used in financing activities	(7,139)	(6,190)

Net increase (decrease) in cash and cash equivalents	152,883	(354,227)
Cash and cash equivalents, beginning of the period	1,012,250	1,062,581
Cash and cash equivalents, end of the period	$1,165,133	$708,354

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 27, 2010

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

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00; see “Note 2 – Debt” and “Note 8 – Subsequent Events”

GlenRose Instruments, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety and health management. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. or ESHI, Eberline Analytical Corporation, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at June 27, 2010, and the results of operations and cash flows for the three and six months ended June 27, 2010 and June 28, 2009. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 27, 2009.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At June 27, 2010, the company had a balance of $10,775,673 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended June 27, 2010 and June 28, 2009. Two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 70% and 75% of revenue and 46% and 53% of trade accounts receivable for the three months ended June 27, 2010 and June 28, 2009, respectively and approximately 71% and 76% of revenue and 46% and 53% of trade accounts receivable for the six month periods ended June 27, 2010 and June 28, 2009, respectively. The other customer represented approximately 15% and 12% of revenue and 22% and 20% of trade accounts receivable for the three months ended June 27, 2010 and June 28, 2009, respectively and approximately 13% and 11% of revenue and 22% and 20% of trade accounts receivable for the six month period ended June 27, 2010 and June 28, 2009, respectively.

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

The company is engaged principally in three types of service contracts with the federal government and its contractors:

Cost Reimbursable Contracts. Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period plus an earned fee. Costs incurred for services which have been authorized and performed, but may not have been billed, are allocated with operational fringe, overhead, general and administrative expenses and fees, and are presented as Unbilled Contract Receivables on the accompanying consolidated balance sheets contained herein.

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

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel. The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or general and administrative expense, and are allocated to jobs as a percentage of each division’s total cost base. Billings in excess of revenue recognized appears as deferred revenue on the accompanying consolidated balance sheet contained herein.

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

No events occurred or circumstances changed that required the company to further test goodwill for impairment during the six month period ended June 27, 2010.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the three month period ended March 29, 2009, the company recorded a tax provision of $300,177 in order to increase the valuation allowance for certain deferred tax assets due to their uncertain realization. No income tax provision was recorded on the net income for the three or six months ended June 27, 2010, due to the utilization of net operating loss carryforwards for which a valuation allowance was previously provided.

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

See “Note 4 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended June 27, 2010.

GLENROSE INSTRUMENTS INC.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at June 27, 2010, approximates fair value as the terms approximate those currently available for similar instruments. See “Note 6 – Fair Value Measurements”.

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at June 27, 2010, that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Assets Held for Sale

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. As a result the company reclassified $507,700 in land, $2,265,764 in buildings and improvements, and $1,916,926 in accumulated depreciation as “Assets held for sale” on the company’s balance sheet as of December 27, 2009. The assets held for sale balance of $919,351 also includes selling costs incurred to date of $11,461 and an accrual of $51,352 towards decommissioning of the site. The company expects to complete the sale in 2010.

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

GLENROSE INSTRUMENTS INC.

Note 2 – Debt:

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging existing promissory notes of the company for the debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00 per share. In connection with the transaction, the company appointed John H. Park to the company’s board of directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000. See “Note 8 – Subsequent Events.”

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at June 27, 2010 are as follows:

Summary of Lease Obligations:

	2010	2011	2012	2013	2014	2015	Totals

Facilities	$274,605	$216,508	$214,554	$124,176	$49,128	$12,282	$891,253
Equipment	35,490	-	-	-	-	-	35,490
	$310,095	$216,508	$214,554	$124,176	$49,128	$12,282	$926,743

For the three and six periods ending June 27, 2010, rent expense was $139,017 and $239,546, respectively and for the three and six month period ending June 28, 2009, rent expense was $150,753 and $232,483, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. In January 2009, the company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. Management believes that the company will prevail in this decision and has therefore not provided a specific reserve for this claim. In the event it is determined that the company has to reimburse such amount in full, the resultant cost could materially affect its results of operations.

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

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of June 27, 2010. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The number of securities remaining available for future issuance under the plan was 508,000 at June 27, 2010.

The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share. There were no stock option awards granted in 2009 or in the six month period ending in June 27, 2010. Stock option activity for the period ending June 27, 2010 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 27, 2009	186,000	$7.00	$7.00	4.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(9,000)	7.00	7.00
Expired	-	-	-
Outstanding and expected to vest, June 27, 2010	177,000	$7.00	7.00	4.38	-
Vested & Exercisable, June 27, 2010	70,800		$7.00	4.38	$-

The aggregate intrinsic value of options outstanding as of June 27, 2010 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. There were no restricted stock awards granted in 2009 or in the six month period ending in June 27, 2010. At June 27, 2010, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the period ending June 27, 2010 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 27, 2009	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, June 27, 2010	15,000	$7.00

The company recognized employee non-cash stock based compensation expense of $42,832 and $64,853 related to the issuance of restricted stock and stock options during the periods ending in June 27, 2010, and June 28, 2009, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized was $100,191 at June 27, 2010. This amount is expected to be recognized over a weighted average period of 2.6 years.

GLENROSE INSTRUMENTS INC.

Note 5 – Earnings/Loss per Share:

Basic and diluted earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of June 27, 2010 and June 28, 2009. The following reconciles amounts reported in the financial statements:

	Three Months		Six Months
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Earnings (loss) per share
Earnings (loss) available to stockholders	$333,781	$(343,139)	$558,477	$(953,980)

Weighted average shares outstanding - basic	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - basic	$0.11	$(0.11)	$0.18	$(0.31)

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$0.11	$(0.11)	$0.18	$(0.31)

Anti-dilutive restricted stock outstanding	15,000	15,000	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	177,000	191,000	177,000	191,000
Anti-dilutive convertible debentures	2,125,000	2,125,000	2,125,000	2,125,000

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

At June 27, 2010, the company had short term investments of $9,866,188 that are comprised of money market funds of $9,858,463 and equities of $7,725. Money market funds and equities are categorized as level 1.

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

The Instruments segment was formed in 2006 with the intent to include the company’s future instrument related acquisitions. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. The company’s strategy is to acquire instrument companies, which have well-established and proven technology and increase their operating margins and revenues using techniques developed by the company’s management team during the course of their careers in the analytical instruments industry. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. The company’s segment data show all general and administrative costs related to the instruments segment captured during the period. That segment allocation may differ from allowable government allocations per the terms of our contracts. Segment data for the periods ending June 27, 2010 and June 28, 2009 are included below:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Environmental Services	$7,611,359	$6,092,410	$14,976,753	$12,336,505
Analytical Laboratories	2,497,099	1,882,988	5,041,574	3,917,277
Instruments	-	-	-	-
	10,108,458	7,975,398	20,018,327	16,253,782
Cost of Sales
Environmental Services	7,068,110	5,673,312	13,900,501	11,381,163
Analytical Laboratories	2,027,079	1,976,928	4,178,455	4,052,311
Instruments	-	-	-	-
	9,095,189	7,650,240	18,078,956	15,433,474
Gross Profit (Loss)
Environmental Services	543,249	419,098	1,076,252	955,342
Analytical Laboratories	470,020	(93,940)	863,119	(135,034)
Instruments	-	-	-	-
	1,013,269	325,158	1,939,371	820,308
General and administrative expenses
Environmental Services	315,611	297,890	655,731	713,341
Analytical Laboratories	83,546	96,617	184,400	237,432
Instruments	101,758	107,192	187,539	211,166
	500,915	501,699	1,027,670	1,161,939
Operating profit (Loss)
Environmental Services	227,638	121,208	420,521	242,001
Analytical Laboratories	386,474	(190,557)	678,719	(372,466)
Corporate & Instruments	(101,758)	(107,192)	(187,539)	(211,166)
	512,354	(176,541)	911,701	(341,631)
Supplemental Disclosure
Depreciation Expense
Environmental Services	15,147	74,228	27,787	136,717
Analytical Laboratories	87,686	125,379	175,882	243,491
Instruments	-	-	-	-
	102,833	199,607	203,669	380,208
Capital Expenditures
Environmental Services	60,257	-	60,257	-
Analytical Laboratories	11,551	9,138	43,558	202,947
Instruments	-	-	-	-
	$71,808	$9,138	$103,815	$202,947

GLENROSE INSTRUMENTS INC.

	June 27,	December 27,
	2010	2009
	UNAUDITED
Total Assets
Environmental Services	$7,681,192	$7,102,610
Analytical Laboratories	4,240,128	3,751,562
Instruments	10,295,256	10,498,907
	$22,216,576	$21,353,079

Note 8 – Subsequent Events:

On July 23, 2010, the holders of the outstanding principal amount of the company’s 4% convertible debentures due 2013, agreed to amend the debenture agreements to eliminate subsections (i) and (ii) of Section 6(a) of the debentures. With this amendment the holders gave the company the option to redeem any portion of the debentures by written notice to the holders; provided that a redemption notice is delivered by the company and be received by the holder of the debentures at least ten (10) trading days but not more than thirty (30) trading days prior to the date of the redemption. In connection with the amendment of the debentures described above, the Board of Directors authorized the company to use up to $10 million to redeem a pro-rata portion of each of the outstanding convertible debentures following the execution of the amendments referred to above. The company on August 9, 2010, redeemed an aggregate of $10,064,458 of convertible debentures including accrued interest. As a result of this transaction the company will write off $248,739 in deferred financing costs in the third quarter of 2010.

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

Second Quarter 2010 Compared to Second Quarter 2009

Revenues

Revenues in the second quarter of 2010 were $10,108,458 compared to $7,975,398 for the same period in 2009, an increase of $2,133,060 or 26.7%. The increase in revenues was primarily due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Los Alamos and Hanford. The number of direct employees increased at both locations in the second quarter. The increase in our Analytical Laboratory revenues was due to increased sample volume associated with both increased stimulus funding at the Hanford and Oak Ridge sites as well as organic growth from other laboratory customers.

Revenues from our Environmental Services in the second quarter of 2010 were $7,611,359 compared to $6,092,410 for the same period in 2009, an increase of $1,518,949 or 24.9%. Our Environmental Services contributed 75.3% to total revenues in the second quarter of 2010 versus 76.4% in the second quarter of 2009. The increase in our Environmental Services revenues was due to increased work at both Los Alamos and Hanford.  At Los Alamos we increased the number of FTE’s (full-time equivalents, which is a way to measure a worker's involvement in a project) on both new and existing contract vehicles. At Hanford we increased the FTE count on existing contract vehicles as a result of increased work scope.

Revenues from our Analytical Laboratories in the second quarter of 2010 were $2,497,099 compared to $1,882,988 for the same period in 2009, an increase of $614,111 or 32.6%. Our Analytical Labs contributed 24.7% to total revenues in the second quarter of 2010 versus 23.6% for the same period in 2009. The increase in revenues was the result of additional work-scope at the Oak Ridge and Hanford sites and to organic growth of new and existing customers. The increased sample flow at Oak Ridge was primarily associated with the federal stimulus package.

Cost of Sales

The cost of sales in the second quarter of 2010 was $9,095,189 compared to $7,650,240 for the same period in 2009, an increase of $1,444,949 or 18.9%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases experienced in both the Service and Laboratory segments. We increased the number of employees, subcontracts and direct materials.

The cost of sales from our Environmental Services in the second quarter of 2010 was $7,068,110 compared to $5,673,312 for the same period in 2009, an increase of $1,394,798 or 24.6% primarily due to salaries of new employees and an increase in subcontracts. We increased our overall employees by approximately 30 FTE’s at Los Alamos and Hanford.

The cost of sales from our Analytical Laboratories in the second quarter of 2010 was $2,027,079 compared to $1,976,928 for the same period in 2009, an increase of $50,151 or 2.5%, primarily due to increased direct labor and direct materials associated with the sales increase during the period. The increased direct labor was due to increased overtime required to meet response times. We did not have to add additional staff to meet the increased work.  The low increase in cost of sales was due to fuller utilization of capacity. Direct materials rise with the level of work and are a variable cost with respect to the level of samples analyzed.

Gross Profit

Gross profit in the second quarter of 2010 was $1,013,269 compared to $325,158 for the same period in 2009, an increase of $688,111 or 211.6%. The gross profit margin increased to 10.0% in the second quarter of 2010 from 4.1% for the same period in 2009. The increase in the quarterly gross profit was primarily due to increased revenue at our Analytical Laboratories and Environmental Services segments.

GLENROSE INSTRUMENTS INC.

The gross profit from our Environmental Services in the second quarter of 2010 was $543,249 compared to $419,098 for the same period in 2009, an increase of $124,151 or 29.6%. The gross profit from our Analytical Laboratories in the second quarter of 2010 was $470,020 compared to a loss of $93,940 for the same period in 2009, an increase of $563,960. The increase in gross profit at the laboratories was the bigger contributor to our overall gross profit as we able to sustain a small increase in costs while having a larger growth in revenues.

Operating Expenses

General and administrative expenses in the second quarter of 2010 were relatively unchanged at $500,915 compared to $501,699 for the same period in 2009, a decrease of $784 or 0.2%.

Operating Income (Loss)

The operating income in the second quarter of 2010 was $512,354 compared to an operating loss of $176,541 for the same period in 2009. The operating income was primarily due to the Environmental Services operating income of $227,638 and the Analytical Laboratories operating income of $386,474 offset by corporate general and administrative expenses of $101,758. The increase in operating income was due to the increased revenue in both operating segments. During the quarter we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by decreases in other indirect costs, including depreciation. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term.  Increases in revenue at the laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

Other Income (Expense)

Other expenses in the second quarter of 2010 were $178,573 compared to $166,598 for the same period in 2009, an increase of $11,975. Interest and other miscellaneous income in the second quarter of 2010 was $675 compared to $12,242 for the same period in 2009. The decrease was primarily due to a lower return on invested cash balances. Interest expense in the second quarter of 2010 was $179,248 compared to $178,840 for the same period in 2009. The majority of our annual interest expense is associated with related party convertible debentures and the associated underwriting expenses.

Provision for Income Taxes

We recorded no tax provision or benefit in the second quarter of 2010 or 2009.  Management believes there are sufficient tax-loss carryforwards, as well as reversible reserves against certain deferred tax assets to offset any book tax liability.

Net Income/Loss

Net income in the second quarter of 2010 was $333,781 compared to a net loss of $343,139 for the same period in 2009.

First Six Months 2010 Compared to First Six Months 2009

Revenues

Revenues in the first six months of 2010 were $20,018,327 compared to $16,253,782 for the same period in 2009, an increase of $3,764,545 or 23.2%. The increase in revenues was primarily due to an increase in both our Environmental Services revenues and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Los Alamos and Hanford. The number of direct employees increased at both locations in the first six months. The increase in our Analytical Laboratory revenues was due to increased sample volume in all laboratories associated with increased stimulus funding.

Revenues from our Environmental Services in the first six months of 2010 were $14,976,753 compared to $12,336,505 for the same period in 2009, an increase of $2,640,248 or 21.4%. Our Environmental Services contributed 74.8% to total revenues in the first six months of 2010 versus 75.9% in the first six months of 2009. The increase in our Environmental Services revenues was due to increased work at both Los Alamos and Hanford.

Revenues from our Analytical Laboratories in the first six months of 2010 were $5,041,574 compared to $3,917,277 for the same period in 2009, an increase of $1,124,297 or 28.7%. Our Analytical Labs contributed 25.2% to total revenues in the first six months of 2010 versus 24.1% for the same period in 2009. The increase in revenues was due to increased funding and samples from our existing large contracts and due to increased growth from additional customers.

GLENROSE INSTRUMENTS INC.

Cost of Sales

The cost of sales in the first six months of 2010 was $18,078,956 compared to $15,433,474 for the same period in 2009, an increase of $2,645,482 or 17.1%. The increase in cost of sales was primarily due to the increased costs associated with our revenue increase as we increased the number of employees, subcontracts, and materials.

The cost of sales from our Environmental Services in the first six months of 2010 was $13,900,501 compared to $11,381,163 for the same period in 2009, an increase of $2,519,338 or 22.1% primarily due to increased salaries of new employees and due to increased subcontracting. We increased our overall employees by approximately 30 FTE’s at both Los Alamos and Hanford.

The cost of sales from our Analytical Laboratories in the first six months of 2010 was $4,178,455 compared to $4,052,311 for the same period in 2009, an increase of $126,144 or 3.1%, primarily due to increased direct labor and direct materials associated with the revenue increase during the period.

Gross Profit

Gross profit in the first six months of 2010 was $1,939,371 compared to $820,308 for the same period in 2009, an increase of $1,119,063 or 136.4%. The gross profit margin increased to 9.7% in the first six months of 2010 from 5.0% for the same period in 2009. The increase in the quarterly gross profit was primarily due to increased revenue at our Analytical Laboratories.

The gross profit from our Environmental Services in the first six months of 2010 was $1,076,252 compared to $955,342 for the same period in 2009, an increase of $120,910 or 12.7%. The gross profit from our Analytical Laboratories in the first six months of 2010 was $863,119 compared to a loss of $135,034 for the same period in 2009, an increase of $998,153.

Operating Expenses

General and administrative expenses in the first six months of 2010 were $1,027,670 compared to $1,161,939 for the same period in 2009, a decrease of $134,269 or 11.6%. Our general and administrative costs decreased due to continued cost control measures. We reduced external professional services and other business development services and better utilized existing personnel in more direct roles on large contracts.

Operating Income (Loss)

The operating income in the first six months of 2010 was $911,701 compared to an operating loss of $341,631 for the same period in 2009. The operating income was primarily due to the Environmental Services operating income of $420,521 and the Analytical Laboratories operating income of $678,719 offset by corporate general and administrative expenses of $187,539. The increase in operating income was due to the increased revenue in both operating segments.

Other Income (Expense)

Other expenses in the first six months of 2010 were $353,224 compared to $312,172 for the same period in 2009, an increase of $41,052. Interest and other miscellaneous income in the first six months of 2010 was $5,388 compared to $89,659 for the same period in 2009. The decrease was primarily due to a lower cash balance of funds invested. Interest expense in the first six months of 2010 was $358,612 compared to $401,831 for the same period in 2009, due to interest expense on our related party convertible debentures and the associated underwriting expenses associated with the debentures that originated in July of 2008.

Provision for Income Taxes

We recorded no tax provision or benefit in the first six months of 2010. Management believes there are sufficient tax-loss carryforwards, as well as reversible reserves against certain deferred tax assets to offset any book tax liability.

Net Income/Loss

Net income in the first six months of 2010 was $558,477 compared to a net loss of $953,980 for the same period in 2009.

GLENROSE INSTRUMENTS INC.

Liquidity and Capital Resources

Consolidated working capital at June 27, 2010 was $13,963,378, compared to $13,207,568 at December 27, 2009. Included in working capital were cash, cash equivalents and short-term investments of $11,031,321 as of June 27, 2010, compared to $11,073,166 at December 27, 2009. The increase in working capital was a result of increased accounts receivable offset by lower cash balances.

Cash provided by operating activities was $64,712 in the first six months of 2010, compared to cash used in operating activities of $482,179 for the same period in 2009. Our net receivables balance increased to $4,238,251 in the first six months of 2010, compared to $3,087,987 at December 27, 2009, resulting in a decrease in cash of $1,150,264 primarily due to increased revenue and timing of invoicing related to our Los Alamos and Hanford contracts and due to increased revenues at our Analytical Laboratories. Our unbilled contract receivables decreased to $397,941 in the first six months of 2010, compared to $651,337 at December 27, 2009, resulting in an increase in cash of $253,396 due to billing of certain unbilled costs at Los Alamos. Our prepaid expenses increased to $210,500 in the first six months of 2010, compared to $125,465 at December 27, 2009, resulting in a decrease in cash of $85,035, due to the timing of annual insurance premiums renewed in January and February of 2010. Other receivables increased to $61,390 in the first six months of 2010, compared to $59,812 at December 27, 2009, resulting in a decrease in cash of $1,578.

Accounts payable decreased to $567,830 in the first six months of 2010, compared to $734,644 at December 27, 2009. The decrease in cash related to the change in accounts payable balance was $166,814. Other accrued liabilities, including accrued expenses, accrued employee-related costs and other long-term liabilities, increased to $2,318,722 in the first six months of 2010, compared to $1,966,541 at December 27, 2009, resulting in an increase in cash of $352,181, primarily due to accrued employee-related costs. Our accrued interest balance associated with the previously issued subordinated notes decreased to $148,751 in the first six months of 2010, compared to $262,722 at December 27, 2009, resulting in a decrease in cash of $113,971, due to adjusted interest payments on our subordinated notes.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first six months of 2010 used $103,815 for purchases of equipment. The company’s short-term investments provided $199,125 of cash as funds invested in certificates of deposits matured and converted into cash. The company’s financing activities used $7,139 of cash in the first six months of 2010, due to payments on capital lease obligations.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $1.9 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of June 27, 2010. The assets held for sale of $919,351 include land of $507,700 and buildings and improvements with a net book value of $356,219. The assets held for sale of $919,351 also include selling costs incurred to date of $11,461 and an accrual of $51,352 towards decommissioning of the site. The company expects to complete the sale in 2010.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2010. The company’s long-term liabilities primarily include convertible debentures that bear interest at 4%, payable quarterly in cash and mature on July 25, 2013. The company on August 9, 2010, redeemed an aggregate of $10,064,458 of convertible debentures including accrued interest.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending June 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2010.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)