Form 10-Q
period 2010-09-26
GlenRose Instruments Inc.
filed 2010-11-10
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at September 26, 2010
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 26, 2010

TABLE OF CONTENTS

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS
As of September 26, 2010 and December 27, 2009
(Unaudited)

	September 26,	December 27,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,099,424	$1,012,250
Short-term investments	12,305	10,060,916
Accounts receivable (net of allowances of $18,039 for 2010 and 2009, respectively)	4,077,037	3,087,987
Unbilled contract receivables	343,737	651,337
Due from related party	42,858	-
Supply inventory	60,587	65,475
Prepaid expenses	192,308	125,465
Other receivables	58,819	59,812
Income tax receivable	184,971	184,971
Assets held for sale	969,351	911,970
Total current assets	7,041,397	16,160,183

Property, plant and equipment, net	1,461,053	1,606,983

Other assets
Restricted cash	450,000	415,000
Deferred financing costs	114,612	430,000
Goodwill	2,740,913	2,740,913
Total other assets	3,305,525	3,585,913

TOTAL ASSETS	$11,807,975	$21,353,079

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of September 26, 2010 and December 27, 2009
(Unaudited)

	September 26,	December 27,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$463,606	$734,644
Accrued expenses	206,456	203,353
Accrued employee-related costs	1,735,374	1,726,445
Accrued interest, related party	27,626	262,722
Deferred revenue	77,477	-
Due to related party	-	16,545
Capital lease obligations	10,479	8,906
Total current liabilities	2,521,018	2,952,615

Long-term liabilities
Convertible debentures due to related parties	4,875,000	14,875,000
Capital lease obligations, net of current portion	41,320	13,611
Other long-term liabilities	106,936	36,743
Total liabilities	7,544,274	17,877,969

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized;
3,117,647 shares issued and outstanding at
September 26, 2010 and December 27, 2009)	31,176	31,176
Additional paid-in-capital	7,958,307	7,898,613
Accumulated deficit	(3,725,782)	(4,454,679)
Total stockholders' equity	4,263,701	3,475,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,807,975	$21,353,079

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 26, 2010 and September 27, 2009
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2010	2009

Revenues	$9,898,694	$8,062,900

Cost of sales	8,894,138	7,392,989

Gross profit from operations	1,004,556	669,911

General and administrative expenses	487,391	604,246

Operating income	517,165	65,665

Other income (expense)
Interest and other income	5,357	13,300
Interest expense	(352,102)	(178,433)
Total other expense	(346,745)	(165,133)

Income (loss) from operations, before income taxes	170,420	(99,468)

Benefit (provision) for income taxes	-	-

Net income (loss)	$170,420	$(99,468)

Net income (loss) per share - basic and diluted	$0.05	$(0.03)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 26, 2010 and September 27, 2009
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2010	2009

Revenues	$29,917,021	$24,316,682

Cost of sales	26,973,094	22,826,463

Gross profit from operations	2,943,927	1,490,219

General and administrative expenses	1,515,061	1,766,185

Operating income (loss)	1,428,866	(275,966)

Other income (expense)
Interest and other income	10,745	102,959
Interest expense	(710,714)	(580,264)
Total other expense	(699,969)	(477,305)

Income (loss) from operations, before income taxes	728,897	(753,271)

Benefit (provision) for income taxes	-	(300,177)

Net income (loss)	$728,897	$(1,053,448)

Net income (loss) per share - basic and diluted	$0.23	$(0.34)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 26, 2010 and September 27, 2009
(Unaudited)

	September 26,	September 27,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$728,897	$(1,053,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	315,189	514,661
Provision for deferred income taxes	-	300,077
Amortization of deferred financing costs	315,388	90,000
Stock-based compensation	59,694	106,597
Bad debt expense	-	39,563
Loss on disposal of fixed assets	(3,132)	11,835
Gain on maturities of short-term investments	-	(47,299)

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(989,050)	(32,687)
Restricted cash	(35,000)	-
Due from related party	(42,858)	-
Other receivables	993	126,595
Unbilled contract receivables	307,600	(95,358)
Prepaid expenses	(66,843)	17,580
Inventory	4,888	(6,212)
Increase (decrease) in:
Accounts payable	(328,419)	(297,730)
Accrued interest, related party	(235,096)	(338,606)
Due to related party	(16,545)	-
Deferred revenue	77,477	-
Other long-term liabilities	70,193	66,574
Other accrued liabilities	12,032	64,327
Net cash provided by (used in) operating activities	175,408	(533,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(125,778)	(206,757)
Proceeds from the sale of short-term investments	10,048,611	10,792,991
Purchases of short-term investments	-	(10,460,589)
Net cash provided by investing activities	9,922,833	125,645

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(11,067)	(9,519)
Redemption of convertible debentures	(10,000,000)	-
Net cash used in financing activities	(10,011,067)	(9,519)

Net increase (decrease) in cash and cash equivalents	87,174	(417,405)
Cash and cash equivalents, beginning of the period	1,012,250	1,062,581
Cash and cash equivalents, ending of the period	$1,099,424	$645,176

Supplemental cash flow information
Assets acquired under capital lease	$40,349	$-

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending September 26, 2010

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

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00; see “Note 2 – Debt.”

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at September 26, 2010, and the results of operations and cash flows for the three and nine months ended September 26, 2010 and September 27, 2009. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 27, 2009.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At September 26, 2010, the company had a balance of $861,729 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

GLENROSE INSTRUMENTS INC.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended September 26, 2010 and September 27, 2009. Two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 70% and 69% of revenue and 74% and 28% of trade accounts receivable for the three months ended September 26, 2010 and September 27, 2009, respectively and approximately 70% and 73% of revenue and 74% and 28% of trade accounts receivable for the nine month periods ended September 26, 2010 and September 27, 2009, respectively. The other customer represented approximately 4% and 14% of revenue and 5% and 32% of trade accounts receivable for the three months ended September 26, 2010 and September 27, 2009, respectively and approximately 10% and 12% of revenue and 5% and 32% of trade accounts receivable for the nine month period ended September 26, 2010 and September 27, 2009, respectively.

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

GLENROSE INSTRUMENTS INC.

The company’s goodwill balance relates to the Environmental Services reporting unit which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. At December 27, 2009, the Environmental Services reporting unit reported revenues of $25,469,474 and gross profit of $2,109,355. Those results were consistent with prior year’s results, and consistent with the contracts in effect for that reporting unit. In preparing the discounted cash flow analysis, the company analyzed the prior years' results as well as the contracts in effect for the next five years. The company estimated future sales volume using a 3% increase in revenues, which is consistent with the contract type(s) in effect. As the majority of the contracts in the segment are government cost-reimbursable contracts, the company escalated the associated costs consistent with the revenue increase. The reporting unit’s largest cost is labor. The company further estimated capital expenditures consistent with prior years amounts, and included the effects of depreciation in determining its net free cash flow prior to discount. The company utilized a weighted average cost of capital discount rate of 12.7% and 9.7% for terminal value calculations. Total expected free cash flow from the segment is approximately$7.6 million before adjustments. The company further discounted the cash flow based on management’s internal assessment of achieving the forecast results. The company’s internal assessment factor was 95% for 2011 declining to 30% for the terminal value year. Based on the assumptions above, the company determined that goodwill for the Environmental Services reporting unit in the amount of $2,740,913 was not considered to be impaired.

No events occurred or circumstances changed that required the company to further test goodwill for impairment during the nine month period ended September 26, 2010.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the three month period ended March 29, 2009, the company recorded a tax provision of $300,177 in order to increase the valuation allowance for certain deferred tax assets due to their uncertain realization. No income tax provision was recorded on the net income for the three or nine months ended September 26, 2010, due to the utilization of net operating loss carryforwards for which a valuation allowance was previously provided.

Earnings/Loss per Common Share

The calculation of earnings/loss per common share is based on the weighted-average number of common shares outstanding during the applicable period. There are no dilutive common shares during any periods presented. See “Note 5 – Earnings/Loss per Share.”

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

See “Note 4 – Stockholders’ Equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the period ended September 26, 2010.

GLENROSE INSTRUMENTS INC.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at September 26, 2010, approximates fair value as the terms approximate those currently available for similar instruments. See “Note 6 – Fair Value Measurements.”

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at September 26, 2010, that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Assets Held for Sale

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. As a result the company reclassified $507,700 in land, $2,265,764 in buildings and improvements, and $1,916,926 in accumulated depreciation as “Assets held for sale” on the company’s balance sheet as of December 27, 2009. The assets held for sale balance of $969,351 also includes selling costs incurred to date of $11,461 and an accrual of $101,352 towards decommissioning of the site. The company expects to complete the sale in 2011.

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

On July 23, 2010, the holders of the outstanding principal amount of the company’s 4% convertible debentures due 2013, agreed to amend the debenture agreements to eliminate subsections (i) and (ii) of Section 6(a) of the debentures. With this amendment the holders gave the company the option to redeem any portion of the debentures by written notice to the holders; provided that a redemption notice is delivered by the company and be received by the holder of the debentures at least ten (10) trading days but not more than thirty (30) trading days prior to the date of the redemption. In connection with the amendment of the debentures described above, the Board of Directors authorized the company to use up to $10 million to redeem a pro-rata portion of each of the outstanding convertible debentures following the execution of the amendments referred to above. The company on August 9, 2010, redeemed an aggregate of $10,064,458 of convertible debentures, including accrued interest. In connection with this redemption the company wrote off approximately $242,000 in deferred financing costs.

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at September 26, 2010 are as follows:

Summary of Lease Obligations:

	2011	2012	2013	2014	2015	Totals

Facilities	$216,508	$214,554	$124,176	$49,128	$12,282	$616,648
Equipment	10,145	10,145	10,145	10,145	4,227	44,807
	$226,653	$224,699	$134,321	$59,273	$16,509	$661,455

For the three and nine month periods ending September 26, 2010, rent expense was $53,281 and $292,827, respectively and for the three and nine month period ending September 27, 2009, rent expense was $94,081 and $291,022, respectively. On June 3, 2008, the company entered into a lease for a new facility for the Lionville business. From July 2008 to February 2009 the company paid rent for two facilities in Lionville, while in a transition period.

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

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of September 26, 2010. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The number of securities remaining available for future issuance under the plan was 512,000 at September 26, 2010.

The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The determination of the fair value of share-based payment awards is affected by our stock price. The company considered the sales price of common stock in private placements to unrelated third parties during the year as a measure of the fair value of its common stock. The company’s most recent private placement of common stock was in August of 2007 at a price of $7.00 per share. There were no stock option awards granted in 2009 or in the nine month period ending in September 26, 2010. Stock option activity for the period ending September 26, 2010 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 27, 2009	186,000	$7.00	$7.00	4.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(13,000)	7.00	7.00
Expired	-	-	-
Outstanding and expected to vest, September 26, 2010	173,000	$7.00	7.00	4.13	-
Vested & Exercisable, September 26, 2010	69,200		$7.00	4.13	$-

The aggregate intrinsic value of options outstanding as of September 26, 2010 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. There were no restricted stock awards granted in 2009 or in the nine month period ending in September 26, 2010. At September 26, 2010, there were 15,000 unvested shares of restricted stock outstanding. Restricted stock activity for the period ending September 26, 2010 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 27, 2009	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, September 26, 2010	15,000	$7.00

The company recognized employee non-cash stock based compensation expense of $59,694 and $106,597 related to the issuance of restricted stock and stock options during the periods ending in September 26, 2010, and September 27, 2009, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized was $81,561 at September 26, 2010. This amount is expected to be recognized over a weighted average period of 2.4 years.

GLENROSE INSTRUMENTS INC.

Note 5 – Earnings/Loss per Share:

Basic and diluted earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of September 26, 2010 and September 27, 2009. The following reconciles amounts reported in the financial statements:

	Three Months		Nine Months
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Earnings (loss) per share
Earnings (loss) available to stockholders	$170,420	$(99,468)	$728,897	$(1,053,448)

Weighted average shares outstanding - basic	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - basic	$0.05	$(0.03)	$0.23	$(0.34)

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$0.05	$(0.03)	$0.23	$(0.34)

Anti-dilutive restricted stock outstanding	15,000	15,000	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	173,000	187,000	173,000	187,000
Anti-dilutive convertible debentures	696,429	2,125,000	696,429	2,125,000

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

At September 26, 2010, the company had short term investments of $12,305 that are comprised of money market funds which are categorized as level 1.

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

GLENROSE INSTRUMENTS INC.

The Instruments segment was formed in 2006 with the intent to include the company’s future instrument related acquisitions. Analytical instruments use a variety of highly sophisticated measurement technologies and are used by the scientific community, the government and industry to perform basic research, applied research and development, process monitoring and control, and many other applications. The company’s strategy is to acquire instrument companies, which have well-established and proven technology and increase their operating margins and revenues using techniques developed by the company’s management team during the course of their careers in the analytical instruments industry. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. The company’s segment data show all general and administrative costs related to the instruments segment captured during the period. That segment allocation may differ from allowable government allocations per the terms of our contracts. Segment data for the periods ending September 26, 2010 and September 27, 2009 are included below:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenues
Environmental Services	$7,430,660	$6,179,156	$22,407,413	$18,515,661
Analytical Laboratories	2,468,034	1,883,744	7,509,608	5,801,021
Instruments	-	-	-	-
	9,898,694	8,062,900	29,917,021	24,316,682
Cost of Sales
Environmental Services	6,680,747	5,502,417	20,581,248	16,883,580
Analytical Laboratories	2,213,391	1,890,572	6,391,846	5,942,883
Instruments	-	-	-	-
	8,894,138	7,392,989	26,973,094	22,826,463
Gross Profit (Loss)
Environmental Services	749,913	676,739	1,826,165	1,632,081
Analytical Laboratories	254,643	(6,828)	1,117,762	(141,862)
Instruments	-	-	-	-
	1,004,556	669,911	2,943,927	1,490,219
General and administrative expenses
Environmental Services	330,906	389,325	986,637	1,102,666
Analytical Laboratories	101,793	126,187	286,193	363,619
Instruments	54,692	88,734	242,231	299,900
	487,391	604,246	1,515,061	1,766,185
Operating profit (Loss)
Environmental Services	419,007	287,414	839,528	529,415
Analytical Laboratories	152,850	(133,015)	831,569	(505,481)
Corporate & Instruments	(54,692)	(88,734)	(242,231)	(299,900)
	517,165	65,665	1,428,866	(275,966)
Supplemental Disclosure
Depreciation Expense
Environmental Services	16,273	38,772	44,060	175,489
Analytical Laboratories	95,247	95,681	271,129	339,172
Instruments	-	-	-	-
	111,520	134,453	315,189	514,661
Capital Expenditures
Environmental Services	-	-	60,257	-
Analytical Laboratories	62,312	3,810	105,870	206,757
Instruments	-	-	-	-
	$62,312	$3,810	$166,127	$206,757

			September 26,	December 27,
			2010	2009
			UNAUDITED
Total Assets
Environmental Services			$7,323,348	$7,102,610
Analytical Laboratories			4,307,876	3,751,562
Instruments			176,751	10,498,907
			$11,807,975	$21,353,079

GLENROSE INSTRUMENTS INC.

Note 8 – Subsequent Events:

On September 30, 2010, Theo Melas-Kyriazi resigned from his position as member of the Board of Directors of the company, effective immediately. At the time of his resignation, Mr. Melas-Kyriazi was serving as the Chairman of the Compensation Committee. As expressed in the letter to the company in which he tendered his resignation, Mr. Melas-Kyriazi resigned in order to pursue other opportunities. There are no disagreements between Mr. Melas-Kyriazi and the company regarding any matter related to the company’s operations, policies or practices.

The company has evaluated subsequent events through the filing date of this Form 10-Q and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

Third quarter 2010 Compared to Third quarter 2009

Revenues

Revenues in the third quarter of 2010 were $9,898,694 compared to $8,062,900 for the same period in 2009, an increase of $1,835,794 or 22.8%. The increase in revenues was due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Los Alamos and Hanford. The number of direct employees increased at both locations in the third quarter. The increase in our Analytical Laboratory revenues was due to increased sample volume associated with both increased work at the Hanford and Oak Ridge sites as well as organic growth from other laboratory customers.

Revenues from our Environmental Services in the third quarter of 2010 were $7,430,660 compared to $6,179,156 for the same period in 2009, an increase of $1,251,504 or 20.3%. Our Environmental Services contributed 75.1% to total revenues in the third quarter of 2010 versus 76.6% in the third quarter of 2009. The increase in our Environmental Services revenues was due to increased work at both Los Alamos and Hanford. At Los Alamos we increased the number of FTE’s (full-time equivalents, which is a way to measure a worker's involvement in a project) on both new and existing contract vehicles. At Los Alamos, we completed a long-term contract, but started two new contracts associated with the remediation of a disposal site. The new contracts were for an on-site screening facility and remediation support. At Hanford we increased the FTE count on existing contract vehicles as a result of increased work scope. We also initiated a new contract for radiological surveys at the central plateau as a result of stimulus funding.

Revenues from our Analytical Laboratories in the third quarter of 2010 were $2,468,034 compared to $1,883,744 for the same period in 2009, an increase of $584,290 or 31.0%. Our Analytical Labs contributed 24.9% to total revenues in the third quarter of 2010 versus 23.4% for the same period in 2009. The increase in revenues was the result of additional work-scope at the Oak Ridge and Hanford sites and to organic growth of new and existing customers. The increased sample flow at Oak Ridge was primarily associated with the federal stimulus package. The revenue increase in the third quarter was also attributed to activities at other DOE sites and increase in sample flow from commercial customers.

Cost of Sales

The cost of sales in the third quarter of 2010 was $8,894,138 compared to $7,392,989 for the same period in 2009, an increase of $1,501,149 or 20.3%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases experienced in both the Service and Laboratory segments. We increased the number of employees, subcontracts and direct materials.

The cost of sales from our Environmental Services in the third quarter of 2010 was $6,680,747 compared to $5,502,417 for the same period in 2009, an increase of $1,178,330 or 21.4% primarily due to salaries of new employees and an increase in subcontracts. We increased our overall employees by approximately 30 FTE’s at Los Alamos and Hanford.

The cost of sales from our Analytical Laboratories in the third quarter of 2010 was $2,213,391 compared to $1,890,572 for the same period in 2009, an increase of $322,819 or 17.1%, primarily due to increased direct labor and direct materials associated with the increased sales during the period. Our direct labor was affected by increased overtime required to meet response times. At Oak Ridge and Lionville we did not have to add additional staff to meet the increased work. At Richmond we increased the staff to meet the increased demand and shorten response times. During the quarter we utilized our capacity more efficiently and established better cost controls.

GLENROSE INSTRUMENTS INC.

Gross Profit

Gross profit in the third quarter of 2010 was $1,004,556 compared to $669,911 for the same period in 2009, an increase of $334,645 or 50.0%. The gross profit margin increased to 10.1% in the third quarter of 2010 from 8.3% for the same period in 2009. The increase in the quarterly gross profit was primarily due to increased revenue at our Analytical Laboratories and Environmental Services segments.

The gross profit from our Environmental Services in the third quarter of 2010 was $749,913 compared to $676,739 for the same period in 2009, an increase of $73,174 or 10.8%. The gross profit from our Analytical Laboratories in the third quarter of 2010 was $254,643 compared to a loss of $6,828 for the same period in 2009, an increase of $261,471. The increase in gross profit at the laboratories was the bigger contributor to our overall gross profit as we were able to sustain a small increase in costs while having a larger growth in revenues.

Operating Expenses

General and administrative expenses in the third quarter of 2010 were $487,391 compared to $604,246 for the same period in 2009, a decrease of $116,855 or 19.3% due to better cost controls. We reduced external professional services and other business development services and better utilized existing personnel in more direct roles on large contracts.

Operating Income (Loss)

The operating income in the third quarter of 2010 was $517,165 compared to $65,665 for the same period in 2009. The operating income consisted of $419,007 at the Environmental Services and $152,850 at the Analytical Laboratories, offset by corporate general and administrative expenses of $54,692. The increase in operating income was due to the increased revenue in both operating segments. During the quarter we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by decreases in other indirect costs, including depreciation. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term.  Increases in revenue at the laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

Other Income (Expense)

Other expenses in the third quarter of 2010 were $346,745 compared to $165,133 for the same period in 2009, an increase of $181,612. Interest and other miscellaneous income in the third quarter of 2010 was $5,357 compared to $13,300 for the same period in 2009. The decrease was primarily due to a lower return on invested cash balances. Interest expense in the third quarter of 2010 was $352,102 compared to $178,433 for the same period in 2009, due to interest expense on our related party convertible debentures and amortization of the associated financing expenses associated with the debentures that originated in July of 2008.

Provision for Income Taxes

We recorded no tax provision or benefit in the third quarter of 2010 or 2009. Management believes there are sufficient tax-loss carryforwards, as well as reversible reserves against certain deferred tax assets to offset any book tax liability in fiscal year 2010.

Net Income/Loss

Net income in the third quarter of 2010 was $170,420 compared to a net loss of $99,468 for the same period in 2009.

First Nine Months 2010 Compared to First Nine Months 2009

Revenues

Revenues in the first nine months of 2010 were $29,917,021 compared to $24,316,682 for the same period in 2009, an increase of $5,600,339 or 23.0%. The increase in revenues was primarily due to an increase in both our Environmental Services revenues and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Los Alamos and Hanford. The number of direct employees increased at both locations in the first nine months. The increase in our Analytical Laboratory revenues was due to increased sample volume in all laboratories. The increase was also due to increased scopes associated with the normal funding of government mechanisms and due to the stimulus funding.

GLENROSE INSTRUMENTS INC.

Revenues from our Environmental Services in the first nine months of 2010 were $22,407,413 compared to $18,515,661 for the same period in 2009, an increase of $3,891,752 or 21.0%. Our Environmental Services contributed 74.9% to total revenues in the first nine months of 2010 versus 76.1% in the first nine months of 2009. The increase in our Environmental Services revenues was due to increased work at both Los Alamos and Hanford.

Revenues from our Analytical Laboratories in the first nine months of 2010 were $7,509,608 compared to $5,801,021 for the same period in 2009, an increase of $1,708,587 or 29.5%. Our Analytical Labs contributed 25.1% to total revenues in the first nine months of 2010 versus 23.9% for the same period in 2009. The increase in revenues was due to increased funding and samples from our existing large contracts and due to increased growth from additional customers.

Cost of Sales

The cost of sales in the first nine months of 2010 was $26,973,094 compared to $22,826,463 for the same period in 2009, an increase of $4,146,631 or 18.2%. The increase in cost of sales was primarily due to the increased costs associated with our revenue increase as we increased the number of employees, subcontracts, and materials.

The cost of sales from our Environmental Services in the first nine months of 2010 was $20,581,248 compared to $16,883,580 for the same period in 2009, an increase of $3,697,668 or 21.9% primarily due to increased salaries of new employees and due to increased subcontracting. We increased our overall employees by approximately 30 FTE’s at both Los Alamos and Hanford.

The cost of sales from our Analytical Laboratories in the first nine months of 2010 was $6,391,846 compared to $5,942,883 for the same period in 2009, an increase of $448,963 or 7.6%, primarily due to increased direct labor and direct materials associated with the revenue increase during the period.

Gross Profit

Gross profit in the first nine months of 2010 was $2,943,927 compared to $1,490,219 for the same period in 2009, an increase of $1,453,708 or 97.5%. The gross profit margin increased to 9.8% in the first nine months of 2010 from 6.1% for the same period in 2009. The increase in the nine month gross profit was primarily due to increased revenue at our Analytical Laboratories.

The gross profit from our Environmental Services in the first nine months of 2010 was $1,826,165 compared to $1,632,081 for the same period in 2009, an increase of $194,084 or 11.9%. The gross profit from our Analytical Laboratories in the first nine months of 2010 was $1,117,762 compared to a loss of $141,862 for the same period in 2009, an increase of $1,259,624.

Operating Expenses

General and administrative expenses in the first nine months of 2010 were $1,515,061 compared to $1,766,185 for the same period in 2009, a decrease of $251,124 or 14.2%. Our general and administrative costs decreased due to continued cost control measures. We reduced external professional services and other business development services and better utilized existing personnel in more direct roles on large contracts.

Operating Income (Loss)

The operating income in the first nine months of 2010 was $1,428,866 compared to an operating loss of $275,966 for the same period in 2009. The operating income was primarily due to the Environmental Services operating income of $839,528 and the Analytical Laboratories operating income of $831,569 offset by corporate general and administrative expenses of $242,231. The increase in operating income was due to the increased revenue in both operating segments.

Other Income (Expense)

Other expenses in the first nine months of 2010 were $699,969 compared to $477,305 for the same period in 2009, an increase of $222,664. Interest and other miscellaneous income in the first nine months of 2010 was $10,745 compared to $102,959 for the same period in 2009. The decrease was primarily due to a lower cash balance of funds invested. Interest expense in the first nine months of 2010 was $710,714 compared to $580,264 for the same period in 2009, due to interest expense on our related party convertible debentures and the amortization of the associated financing expenses associated with the debentures that originated in July of 2008.

GLENROSE INSTRUMENTS INC.

Provision for Income Taxes

We recorded no tax provision or benefit in the first nine months of 2010. Management believes there are sufficient tax-loss carryforwards, as well as reversible reserves against certain deferred tax assets to offset any book tax liability in fiscal year 2010.

Net Income/Loss

Net income in the first nine months of 2010 was $728,897 compared to a net loss of $1,053,448 for the same period in 2009.

Liquidity and Capital Resources

Consolidated working capital at September 26, 2010 was $4,520,379, compared to $13,207,568 at December 27, 2009. Included in working capital were cash, cash equivalents and short-term investments of $1,111,729 as of September 26, 2010, compared to $11,073,166 at December 27, 2009. The decrease in working capital was primarily due to the redemption of $10,064,458 of convertible debentures including accrued interest.

Cash provided by operating activities was $175,408 in the first nine months of 2010, compared to cash used in operating activities of $482,179 for the same period in 2009. Our net receivables balance increased to $4,077,037 in the first nine months of 2010, compared to $3,087,987 at December 27, 2009, resulting in a decrease in cash of $989,050 primarily due to increased revenue and timing of invoicing related to our Los Alamos and Hanford contracts and due to increased revenues at our Analytical Laboratories. Our unbilled contract receivables decreased to $343,737 in the first nine months of 2010 compared to $651,337 at December 27, 2009, resulting in an increase in cash of $307,600 due to higher billings on our major cost-type contracts. Our prepaid expenses increased to $192,308 in the first nine months of 2010, compared to $125,465 at December 27, 2009, resulting in a decrease in cash of $66,843, due to the timing of annual insurance premium renewals. Other receivables decreased to $58,819 in the first nine months of 2010, compared to $59,812 at December 27, 2009, resulting in an increase in cash of $993.

Accounts payable decreased to $463,606 in the first nine months of 2010, compared to $734,644 at December 27, 2009. The decrease in cash related to the change in accounts payable balance was $271,038. Other accrued liabilities, including accrued expenses, accrued employee-related costs and other long-term liabilities, increased to $2,048,766 in the first nine months of 2010, compared to $1,966,541 at December 27, 2009, resulting in an increase in cash of $82,225, primarily due to an accrual associated with the decommissioning of the Albuquerque site. Our accrued interest balance associated with the previously issued subordinated notes decreased to $27,626 in the first nine months of 2010, compared to $262,722 at December 27, 2009, resulting in a decrease in cash of $235,096, due to interest payments.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first nine months of 2010 used $125,778 for purchases of equipment. The company’s short-term investments provided $10,048,611 of cash as funds invested in certificates of deposits matured and converted into cash. The company’s financing activities used $29,282 of cash in the first nine months of 2010, due to payments on capital lease obligations. In August 2010, the company redeemed $10 million of principal amount of its outstanding convertible debentures.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $1.9 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of September 26, 2010. The assets held for sale of $969,351 include land of $507,700 and buildings and improvements with a net book value of $406,219. The assets held for sale of $969,351 also include selling costs incurred to date of $11,461 and an accrual of $101,352 towards decommissioning of the site. The company expects to complete the sale in 2011.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2011. The company’s long-term liabilities primarily include convertible debentures that bear interest at 4%, payable quarterly in cash and mature on July 25, 2013. On August 9, 2010, the company redeemed an aggregate of $10,064,458 of convertible debentures including accrued interest.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending September 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2010.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)