Form 10-K
period 2010-12-26
GlenRose Instruments Inc.
filed 2011-03-28
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010
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
Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 27, 2010.

As of March 28, 2011 the registrant’s shares of common stock outstanding were: 3,117,647.

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

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GLENROSE INSTRUMENTS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2010

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

We primarily provide the services described above to the federal government and its prime contractors. We do not treat, store, transport or dispose of hazardous waste as part of our business. As part of our ongoing business, our laboratories generate small volumes of wastes, and we employ commercial firms to transport, treat, and dispose of the wastes. We currently operate a network of laboratories in four locations in the United States, or U.S.

GlenRose Instruments was incorporated in Delaware in September 2005. The company operates through its wholly owned subsidiary, Eberline Services Inc., or Eberline Services, or ESI, and its subsidiaries. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc., or ESHI, Eberline Analytical Corporation, or EAC, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville. At the beginning of 2007, all of our outstanding shares of common stock were held by an affiliated limited partnership, which distributed all of our shares to its partners on December 31, 2007. As of December 26, 2010, Eberline Services and its subsidiaries generated all of the revenues of the company.

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

Segment Reporting

In March 2011 the company retained the services of Raymond James & Associates, Inc. to act as its sole, external investment banking advisor in helping the company evaluate strategic alternatives, including the possible sale of all or a material portion of the assets or securities of the company to, or merger of the company with, various third parties.

As of December 26, 2010, we have three segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the company expects to begin marketing efforts in the second half of 2011. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. Acquisition of instrument businesses is no longer a focus in our strategy. See our consolidated financial statements included in ‘‘Item 15. Exhibits and Financial Statement Schedules’’ of this Annual Report on Form 10-K for further financial information on our operating segments.

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

The Department of Defense, or DOD, and the Department of Energy, or DOE, have had annual budgets for environmental expenditures that include cleaning up military bases and restoring former nuclear weapons facilities. These budgets are detailed in the annual budget requests from these departments to Congress, congressional appropriations reports and bills, and congressional authorization reports and bills. The DOE's fiscal year 2010 budget included approximately $6.0 billion for environmental management, $95.5 million for facility infrastructure reduction and $70.0 million for site stewardship.  The federal government has maintained fiscal year 2010 funding for all programs through fiscal year 2011 via a continuing resolution. The DOE's fiscal year 2012 budget request includes approximately $6.1 billion for environmental management, $96.4 million for facility infrastructure reduction and $104.0 million for site stewardship. The DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste.

Our radiological and waste management services are employed primarily by the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government.

Analytical Instruments

In 2008, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments. The development budget for the first instrument was estimated at approximately $250,000. As of December 26, 2010, the company had spent approximately $140,000 towards the development of a prototype instrument. The research and development effort is substantially complete and the company expects to begin marketing in the second half of 2011.

Analytical Laboratory Services

Services

We operate a network of four laboratories in the U.S. In addition to two radiochemistry laboratories, we also operate a stable chemistry laboratory, which provides analyses for traditional samples and for radioactive mixed waste samples. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. The company and its predecessors have served the nuclear industry since 1948 with the opening of a laboratory in Richmond, California. In addition to the Richmond laboratory, we have laboratories in Oak Ridge, Tennessee and Exton, Pennsylvania. We also operate a radioactive “check source” manufacturing facility in Albuquerque, New Mexico. Check sources are small, radioactive standards and are primarily used in the calibration of testing and analytical equipment.

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

Our laboratories hold the appropriate permits and licenses from the DOE, DOD, United States Corps of Engineers, Navy, Nuclear Regulatory Agency and from 26 states.

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

We provide our services under contracts and purchase orders. We bill all of our laboratory clients as analyses are completed and data packages are submitted to the client. We do not progress bill or recognize revenue on either an hourly-fee basis or on a percentage of completion. Analyses are normally completed and invoiced within one month after sample receipt from the client.

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

Clients and Contracts

We manage and perform certain services for a variety of clients at Los Alamos, Idaho National Laboratory, Oak Ridge National Laboratory, or Oak Ridge, Argonne National Laboratories, and commercial sites nation-wide.  At Los Alamos we have supported waste management and environmental protection programs since 1989. Our work is generally performed under cost plus fixed fee or task order contracts. We have provided radiological characterization services in support of closure activities at various sites across the country, including Alameda Naval Air Station in California and Walter Reed Hospital in Maryland. We have provided radiological characterization in support of waste retrieval operations at Idaho National Laboratory since 2003. In New Mexico, we have provided on-call, statewide hazardous materials incident response services to the New Mexico Environment Department since 1997.

Our waste management expertise includes comprehensive waste certification and characterization support activities for transuranic wastes destined for the Waste Isolation Pilot Plant, or WIPP. We have provided WIPP certification support at numerous DOE sites including the Hanford Reservation Site, or Hanford, Los Alamos, Idaho National Laboratory, Oak Ridge, Argonne National Laboratory-East and Lawrence Berkeley National Laboratory, and we have operated mobile transuranic waste characterization systems at Nevada Test Site and Argonne National Laboratory-East.

Since 1994, ESHI has provided radiological and industrial hygiene support, quality assurance, and safety services as a pre-selected subcontractor to both, Bechtel Hanford, Inc., and Washington Closure Hanford, LLC, or WCH, at the Hanford Reservation. The Hanford Reservation is the largest complex within the DOE complex and the clean-up program is anticipated to extend beyond 2035. From 1994-2010, ESHI generated over $185.0 million in revenue from subcontracting work between the two contractors.

Until September 2005, ESHI operated under a subcontract agreement with Bechtel Hanford, Inc., or Bechtel. When Bechtel’s contract expired on August 30, 2005 the DOE awarded the successor contract, the River Corridor Contract, or RCC, to Washington Closure Hanford, or WCH. WCH pre-selected ESHI as a subcontractor, and we continue to provide services to the site-wide clean-up effort. The RCC contract has substantial fee incentives for the team to complete the project by the end of government fiscal year 2013.  ESHI’s current contract relationship with WCH is on a year-to-year basis, with extensions to the base contract through 2015. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the federal government. Based in Richland, Washington, ESHI has approximately 195 employees. ESHI holds a contract with the Hanford Atomic Metal Trades Council labor bargaining unit and employs radiological control and industrial hygiene technicians to support Hanford Reservation projects. The Hanford Reservation contract with WCH is the largest held by us and accounts for approximately 60% of our total revenues.

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

We have established an excellent record for working safely in an environment consisting of radioactively contaminated condemned buildings and nuclear reactors, contaminated excavation sites with steep slopes and trenches, and in the vicinity of heavy equipment. In spite of the fact that approximately 195 technicians and supervisors are deployed daily to work in excavation sites, old buildings and facilities, we have had only one lost-time injury since 1995. We recently completed two million hours worked without lost-time injury on the RCC.

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

U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. The federal government has increasingly moved away from cost-reimbursable contracts in favor of fixed price, task-order contracts. Multiple companies are awarded indefinite delivery, indefinite quantity master ordering agreements and compete against each other for the task orders released on the master agreement.

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

In addition, our U.S. government contracts (or those of the prime contractors) typically span only the base year with provisions for multiple option years. The U.S. government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance of the contract. U.S. government contracts generally contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

For the fiscal years ended December 26, 2010 and December 27, 2009, the federal government and its prime contractors accounted for more than 90% of our consolidated revenues. Two contracts accounted for 68% of our consolidated revenues. Any disruption in government funding, our relationship with the government or our major clients could have a material adverse impact on our financial condition. In addition, the inability to win new government contracts would have a material adverse effect on our business and financial condition.

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

SGS: Segmented Gate System

The SGS is a technology that separates radioactively contaminated soil from clean soil. The SGS is a combination of sophisticated conveyor systems, radiation detectors and computer controls that remove contaminated soil from a moving feed supply on a conveyor belt. It significantly reduces the volume of contaminated soils requiring treatment and disposal, enabling large cost savings. The clean soil stream is diverted for return to the site or cheaper disposal options. The SGS has been successfully used to remediate over 200,000 cubic yards of plutonium-contaminated soil on Johnston Atoll, which is a large environmental restoration project, which involves a significant volume reduction of radioactively contaminated soil. The system has also processed over 15,000 cubic yards of soils contaminated with various radionuclides at many DOE and DOD sites across the U.S. The system was last employed at a commercial site in Louisiana to remediate soil contaminated with radionuclides from oil field operations.

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

The resulting color-coded data maps are helpful tools for evaluating site conditions and providing pre-job briefings. This system is coupled with conventional radiation detectors for indoor surveys or surveys where higher positional accuracy is desired (less than two centimeters). The LARADS system can be (and has been successfully) mounted on automated platforms to allow surveys of walls and ceilings without the use of ladders and scaffolds, minimizing the risks to personnel accessing these types of equipment. During 2010, the company received national recognition for the development of a cart-based version of its system that was used to characterize legacy train tracks at the Hanford site.

Research and Development

In 2008, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments. The development budget for the first instrument was estimated at approximately $250,000. As of December 26, 2010, the company had spent approximately $140,000 towards the development of a prototype instrument. The research and development effort is substantially complete and the company expects to begin marketing efforts in the second half of 2011.

Employees

As of December 26, 2010, the company and its subsidiaries employed approximately 320 active full-time employees and 16 part-time employees. Included in this group are approximately 175 employees at the Hanford Reservation who are covered under a collective bargaining agreement. One of our subsidiaries has a contract with the Hanford Atomic Metal Trades Council. We have a good relationship with the union. In general, we believe that our relationship with our employees is satisfactory.

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

We have a history of losses and may not remain profitable.

We reported a net income for the year ended December 26, 2010, but we reported net losses for the years ended December 27, 2009 and December 28, 2008. As the DOE closes facilities, it may result in fewer projects and samples for analytical laboratory services and environmental services. Our ability to remain profitable is dependent on numerous factors, some of which the company cannot control or influence. Political pressure to reduce government spending or to reduce the federal deficit could materially impact our business.

We are substantially dependent on contracts with the U.S. Government.

Over 90% of our revenue is derived, directly or indirectly, from contracts with the federal government, and our sales concentration is skewed towards two primary customers. Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, many of our contracts with federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by the federal or state agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. The inability to win new government contracts would have a material adverse effect on our business and financial condition.

Fixed-price contracts expose us to losses in the event of unanticipated cost increases.

Our laboratories conduct a fixed-price sample business, which constitutes approximately 25% of our consolidated revenues. Fixed-price contracts may have unanticipated or unforeseeable cost increases that could have a material adverse impact on our financial condition if we underbid these contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

•	underestimation of costs;
•	increased energy and chemical prices;
•	problems with the appropriate choice of technologies;
•	unforeseen costs or difficulties;
•	delays beyond our control; and
•	economic and other changes that may occur during the contract period.

It is possible that future federal audits performed by the Defense Contract Audit Agency, or DCAA, on cost-plus-fixed-fee and related types of government contracts may determine that there have been overpayments to us by the government. Any related settlement of that sort may create a liability for the company. In the past, settlements had the opposite effect with the company recouping additional funds. The possibility, however, does exist for overbilling due to incorrect provisional overhead rates in a given year. As of December 26, 2010, the company had approximately $120,000,000 of unaudited costs associated with cost-type contracts dating back to fiscal year 2006.

We perform services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that we reimburse the amount of $321,836 that was paid to the company during the subject time period. In January 2009, the company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. As of December 26, 2010, Los Alamos had not reviewed our claim. In the event it is determined that we have to reimburse such amount in full, the resultant cost could materially affect our results of operations.

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

Our success depends on the contributions of our key management, especially our Chief Executive Officer, Arvin Smith, and our Chairman, John Hatsopoulos. Their respective ages are 81 and 76. We expect that our future market capitalization will be in significant part dependent on the reputation of these individuals. We do not have employment contracts with either of these individuals, and we do not maintain key person insurance on any of our employees, officers, or directors. The loss of the services of either of these individuals would likely have a material adverse effect on our business and prospects.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2011 and beyond.

The current economic conditions could adversely impact our business in 2011 and beyond, resulting in reduced demand for our services, increased rate of order cancellations or delays, increased pressure on the prices for our samples; and greater difficulty in collecting accounts receivable.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two properties and lease office space at several other locations. Our operational headquarters are located in Albuquerque, New Mexico and consist of office and storage space, and we lease our principal executive offices located in Waltham, Massachusetts. Our Analytical Laboratories segment includes a facility in Richmond, California consisting of approximately 20,000 square feet. The company owns a facility in Albuquerque, New Mexico consisting of 14,449 square feet on four acres. The company leases facilities in Exton, Pennsylvania consisting of 11,256 square feet and Oak Ridge, Tennessee consisting of approximately 10,000 square feet. Our Environmental Services segment leases office space in Richland, Washington and Los Alamos, New Mexico consisting of approximately 9,000 square feet. We believe that our facilities are appropriate and adequate for our current needs. As of December 26, 2010, we did not have any idle facilities as defined under the Federal Acquisition Regulations.

            In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $1.9 million. The property is classified as “Assets held for sale” on the company’s balance sheet as of December 26, 2010. The company expects to complete the sale in 2011.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

Item 4. [Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is not currently traded on any stock exchange or electronic quotation system.

Holders

As of March 28, 2011, the number of holders of record of our common stock was 27.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” beginning on page 8 of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

During the last two fiscal years there has been a slowdown in the economy, a decline in the availability of financing from the capital markets, and a widening of credit spreads which has, or may in the future, adversely affect us to varying degrees. Such conditions may impact our ability to meet obligations to our suppliers and other third parties. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that increase our net losses and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital. We are also dependent on Federal spending, which may be affected by deficit reduction efforts in the current and succeeding fiscal years.  Federal budgets are currently operating under “continuing resolution”.  When a final federal budget is approved, our business may be impacted.

General Overview

For the year ended December 26, 2010, Eberline Services and its subsidiaries accounted for 100% of the company’s sales. Eberline Services primarily provides services to the federal government contracting market for nuclear and environmental services. We believe the present level of government expenditures will continue in 2011, however, deficit reduction efforts may have an impact on our ability to secure new contracts in the future years.

Business Overview

We provide radiological characterization and analysis; hazardous, radiological, and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We provide labor-based consulting, engineering, and technical services, as well as measurement and detection services; we are not in the business of creating, treating, storing, transporting or disposing of hazardous waste. Our network of radiochemistry laboratories is an experienced provider of analytical radiological services. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. We also operate a radioactive “check source” manufacturing facility in Albuquerque, New Mexico. Our laboratories are located in California, Pennsylvania and Tennessee. The laboratories generate a small amount of waste in the analytical processes. We dispose of all waste in accordance with specific guidelines. During 2010 the federal government increased spending dramatically on environmental programs within the DOE complex. The increased spending, which was largely associated with the government’s “stimulus” plan in conjunction with improved efficiencies at our Pennsylvania facility, resulted in profitable operating results in our laboratory segment.

We derive the majority of our revenues directly or indirectly from contracts with the federal and state governments. Two contracts account for approximately 68% of Eberline Services’ total sales: the RCC in Richland, Washington, and a contract with LANS at Los Alamos. At the Hanford Nuclear Reservation in Richland, Washington, we provide radiological support services to WCH, a prime contractor to the DOE. In Los Alamos, New Mexico, we provide technical services to LANS, a prime contractor to Los Alamos. Additionally, our laboratories derive the large majority of their revenues from the analysis of samples collected from government funded clean-up sites by the prime contractors or other subcontractors. Our check source manufacturing facility is also dependent on government contracts, as well as commercial entities like nuclear power plants. In total, only a minor portion of our laboratory revenues is derived from other government agencies and commercial customers.

Our Environmental Services business base is primarily comprised of cost-plus fee contracts. Under these contracts, we recover our allowable costs plus either a fixed fee or an incentive fee. For cost-plus contracts, we recognize revenue based on the actual costs we incur, plus earned fees. We bill cost-plus fixed fee contracts at approved, predetermined provisional billing rates. We adjust billing rates as needed to minimize over-billed or under-billed variances at contract closeout. Laboratory contracts are typically fixed-unit rate contracts, with a negotiated price for each sample analyzed.

Recent Accounting Pronouncements

For recent accounting pronouncements see “Note 1 - The organization and significant accounting policies” to our consolidated financial statements.

Critical Accounting Policies

For critical accounting policies see “Note 1 - The organization and significant accounting policies” to our consolidated financial statements.

Results of Operations for the Years Ended December 26, 2010, and December 27, 2009

Fiscal 2010 Compared with Fiscal 2009

Revenues

Revenues in 2010 were $40,945,262 compared to $33,248,254 for the same period in 2009, an increase of $7,697,008 or 23.2%. The increase in revenues occurred in the Environmental Services and Analytical Laboratories operating segments of our business. The increase in our Environmental Services revenues was due to new clients and increased work at both Los Alamos and Hanford. The increase in our Analytical Laboratory revenues was due to increased sample volume at all facilities.

Revenues from our Environmental Services in 2010 were $30,799,943 compared to $25,469,474 for the same period in 2009, an increase of $5,330,469 or 20.9%. Our Environmental Services contributed 75.2% of total revenues in 2010 versus 76.6% in 2009. The increase in our Environmental Services revenues was due to increased work scope at Hanford and Los Alamos.  At Hanford, we won new work providing services the CH2MHill Central Plateau Remediation Company and increased the size of our staff working on the RCC project for WCH. At Los Alamos, work increased for the first nine months on the LANS environmental project, which terminated in September 2010. We added a new onsite laboratory in support of a new remediation project at LANS and added additional non-laboratory staff to support the same contract.

Revenues from our Analytical Laboratories in 2010 were $10,145,319 compared to $7,778,780 for the same period in 2009, an increase of $2,366,539, or 30.4%. Our Analytical Labs contributed 24.8% of total revenues in 2010 versus 23.4% for the same period in 2009. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume at all laboratories and increased orders at the Albuquerque source manufacturing facility. The increase at Richmond and Lionville was primarily due to increased work associated with the Hanford remediation project. We also increased the number of customers at Oak Ridge and Albuquerque.

The company engages in an ongoing business development effort to obtain new work for both Environmental Services and Analytical Laboratories through existing government contacts or the acquisition of exiting contract vehicles.

Cost of Sales

The cost of sales in 2010 was $36,735,257 compared to $31,264,449 for the same period in 2009, an increase of $5,470,808, or 17.5%. The increase in cost of sales was primarily due to the additional personnel, expenses and subcontracts on new and increased Environmental Services contracts and due to increased direct costs incurred in performance of the additional sample volume received at the Analytical Laboratories. The cost structure of the service segment is generally variable, with labor comprising the largest cost component. Increases in service revenue generally result in increased labor costs. The cost structure of the Analytical Laboratories is less variable and includes more fixed costs. Increased Analytical Laboratory revenues generally result in an increase in direct material costs only, which allows the labs to increase their gross profit margins at an incrementally faster rate than the service business.

The cost of sales from our Environmental Services in 2010 was $28,255,733 compared to $23,360,119 for the same period in 2009, an increase of $4,895,614 or 21.0%.  The increase was mostly additional labor and related costs, along with the additional subcontracts, material and travel costs that were necessary to conduct new contract work and increased efforts on existing contracts.

The cost of sales from our Analytical Laboratories in 2010 was $8,479,524 compared to $7,904,330 for the same period in 2009, an increase of $575,194 or 7.3%. The increase in cost of sales was primarily materials-related costs such as chemicals.

Gross Profit

Gross profit in 2010 was $4,210,005 compared to $1,983,805 for the same period in 2009, an increase of $2,226,200 or 112.2%. The gross profit margin increased to 10.3% in 2010 from 6.0% for the same period in 2009. The gross profit from our Environmental Services in 2010 was $2,544,210 compared to $2,109,355 for the same period in 2009, an increase of $434,855 or 20.6%. The increase was due to more efficient utilization of personnel on our field service contracts, increased cost base at Los Alamos and the addition of fixed-price commercial contracts. The gross profit from our Analytical Laboratories in 2010 was $1,665,795, compared to a loss of $125,550 for the same period in 2009, an increase of $1,791,345. The increase was due increased sample volume at all laboratories, resulting in better utilization of the existing facilities.

Operating Expenses

General and administrative expenses in 2010 were $2,316,393 compared to $2,211,927 for the same period in 2009, an increase of $104,466, or 4.7%. The company continues to monitor and control general and administrative expenses despite the increased sales volume and work load.

Operating Income (Loss)

The operating income in 2010 was $1,893,612 compared to an operating loss of $228,122 for the same period in 2009. The increase in operating income was due to the increased revenue in our Environmental Services and Analytical Laboratory segments. The increase in our Environmental Services revenues was due to increased work scope at Hanford and Los Alamos. The increase in our Analytical Laboratory revenues was primarily due to increased sample volume at all laboratories and increased orders at the Albuquerque source manufacturing facility. During the quarter we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by decreases in other indirect costs, including depreciation. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term. Increases in revenue at the Analytical Laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

Other Income (Expense)

Other expenses in 2010 were $773,120 compared to $658,479 for the same period in 2009, an increase of $114,641 or 17.4%. Interest and other miscellaneous income in 2010 was $11,420 compared to $48,338 for the same period in 2009. The decrease was primarily due to a lower cash balance of funds invested. Interest expense in 2010 was $784,540 compared to $706,817 for the same period in 2009 due to the write off of deferred financing costs related to the redemption of the principal balance of $10 million of related party convertible debentures on August 9, 2010, offset by lower interest expense related to those debentures through the end of the year.

Benefit (Provision) for Income Taxes

We recorded a tax benefit for the fiscal year ended December 26, 2010 of $28,907, compared with a tax provision of $299,833 for the for the fiscal year ended December 27, 2009. The provision recorded in 2009 was a non cash expense associated with the write-off of certain deferred tax assets due to their uncertain realization.

Net Income (Loss)

We incurred a net income in 2010 of $1,149,399 compared to a net loss of $1,186,434 for the same period in 2009 due to the revenue and operating income increase in our Environmental Services and Analytical Laboratory segments.

Liquidity and Capital Resources

Consolidated working capital at December 26, 2010 was $5,334,405 compared to $13,207,568 at December 27, 2009, a decrease of $7,873,163.  Included in working capital were cash, cash equivalents and short-term investments of $1,682,173 compared to $11,073,166 as of December 27, 2009. The decrease in working capital was due to the redemption of $10,064,458 of convertible debentures including accrued interest.

Cash provided by operating activities was $943,008 in 2010, compared to cash used in operating activities of $116,835 for the same period in 2009. Our net receivables balance increased to $4,376,929 at December 26, 2010, compared to $3,087,987 at December 27, 2009, resulting in a decrease in cash of $1,297,023 primarily due to increased revenue and timing of invoicing related to our Los Alamos and Hanford contracts and due to increased revenues at our Analytical Laboratories. Our unbilled contract receivables decreased to $370,887 at December 26, 2010 compared to $651,337 at December 27, 2009, resulting in an increase in cash of $280,450 due to higher billings on our major cost-type contracts. Our supply inventory decreased to $60,271 at December 26, 2010, compared to $65,475 at December 27, 2009, resulting in an increase in cash of $5,204. Our prepaid expenses increased to $150,515 at December 26, 2010, compared to $125,465 at December 27, 2009, resulting in a decrease in cash of $25,050, due to the timing of annual insurance premium renewals. Other receivables including due from related party decreased to $101,322 at December 26, 2010, compared to $59,812 at December 27, 2009, resulting in an increase in cash of $41,510. Income tax receivables decreased to $161,356 at December 26, 2010, compared to $184,971 at December 27, 2009, resulting in an increase in cash of $23,615.

Accounts payable decreased to $653,130 at December 26, 2010, compared to $734,644 at December 27, 2009. The decrease in cash related to the change in accounts payable balance was $81,514. Other accrued liabilities, including accrued expenses, accrued employee-related costs, other long-term liabilities, and deferred revenue increased to $2,470,460 at December 26, 2010, compared to $1,966,541 at December 27, 2009, resulting in an increase in cash of $503,919, primarily due to an accrual associated with the decommissioning of the Albuquerque site. Our accrued interest balance associated with the previously issued subordinated notes decreased to $48,750 at December 26, 2010, compared to $262,722 at December 27, 2009, resulting in a decrease in cash of $213,972, due to interest payments.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in 2010 used $338,369 for purchases of equipment. The company’s short-term investments provided $10,048,611 of cash as funds invested in certificates of deposits matured and converted into cash. The company’s financing activities used $13,587 of cash in 2010, due to additional capital lease obligations. In August 2010, the company redeemed $10 million of principal amount of its outstanding convertible debentures.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At December 26, 2010, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,045,367 also includes selling costs incurred to date of $37,477 and an accrual of $151,352 towards decommissioning of the site. The company expects to complete the sale in 2011. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility and is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for the decommissioning of the site.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the next 12 months and the foreseeable future beyond the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures through the end of 2011. The company’s long-term liabilities primarily include convertible debentures that bear interest at 4%, payable quarterly in cash and mature on July 25, 2013. On August 9, 2010, the company redeemed an aggregate of $10,064,458 of convertible debentures including accrued interest and on January 13, 2011, the company redeemed an aggregate of $582,042 of convertible debentures including accrued interest.

The company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, and potential future property sales in Albuquerque New Mexico and Richmond California will be sufficient to meet those obligations. Our ability to continue to access capital, however, could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. See the information contained under the heading “Warning Concerning Forward- Looking Statements” in this Annual Report on Form 10-K.

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

Inflation

We provide radiological services and operate a radiochemistry laboratory network. The major component of our costs is our personnel and associated fringes. Since the majority of our contracts are cost-plus based contracts, we are able to pass along the effects of inflation. In our laboratories, however, since our services are primarily priced on a fixed unit price basis we are less flexible to deal with the effects of inflation. Inflation may cause our cost of goods sold to increase, and therefore lower our return on investment and depress our gross margins. The Analytical Laboratory revenue in 2010 was approximately 24.7% of total revenue.

Off Balance Sheet Arrangements

The company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Item 15.  Exhibits and Financial Statement Schedules

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting:

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 26, 2010.

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

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers. The address for our directors and officers is c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451.

Name	Age	Position

John N. Hatsopoulos	76	Chairman of the Board
Arvin H. Smith	81	President, Chief Executive Officer and Director
Dr. Richard Chapman	65	Executive Vice President and Chief Operating Officer
Dr. Shelton Clark	65	Vice President, Services
Anthony S. Loumidis	46	Treasurer and Chief Financial Officer
Robert Aghababian	69	Director
Barry S. Howe	55	Director
William J. Zolner	67	Director
John H. Park	44	Director

There are no family relationships among any of our directors or executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors.

John N. Hatsopoulos has been our Chairman of the Board since 2005. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. He is the Chief Executive Officer of American DG Energy Inc. (NYSE Amex: ADGE), a publicly traded company in the cogeneration business and he is the Chief Executive Officer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. He is also a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the board of directors of that company. He is a member of the board of directors of Agenus Inc. (NASDAQ: AGEN), American CareSource Holdings, Inc. (NASDAQ: ANCI), TEI Biosciences Inc., Ilios Inc., and EuroSite Power Inc., and is a former “Member of the Corporation” for Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University as well as honorary doctorates in business administration from Boston College and Northeastern University.

Our board of directors has determined that Mr. Hatsopoulos’s prior experience in senior finance positions at Thermo Electron Corporation where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

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

Dr. Richard Chapman has been our Executive Vice President and Chief Operating Officer since 2005. Dr. Chapman is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Dr. Chapman was President, Chief Executive Officer and a Director of ThermoQuest Corporation, a subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1995 until 2000. He was also Senior Vice President of Thermo Instrument Systems, Inc. from 1995 to 2000, and served as Chairman of the Board of Thermo BioAnalysis Corporation from 1995 to 1997, and a Director of Thermo Cardio Systems, Inc., both publicly held subsidiaries of Thermo Electron. He is also a founder and chairman of Axxiom Inc, and Harbinger Instrument Systems, Inc., and holds bachelor’s and master’s of science degrees from the University of North Texas, and a doctorate from Oregon State University.

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

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since 2005. Mr. Loumidis devotes a substantial part of his business time to the affairs of the company. Mr. Loumidis is also the Chief Financial Officer of American DG Energy Inc. (NYSE Amex: ADGE), a publicly traded company in the cogeneration business and the Chief Financial Officer of EuroSite Power Inc., a subsidiary of American DG Energy Inc., and he is the Vice President and Treasurer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems since 2001. He is also a Partner and President of Alexandros Partners LLC since 2000, a financial advisory firm providing consulting services to early stage entrepreneurial ventures and Treasurer of Ilios Inc. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is a FINRA registered representative, holds a bachelor’s degree in business administration from the American College of Greece in Athens and a master’s degree in business administration from Northeastern University.

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

Our board of directors has determined that Dr. Zolner’s prior experience in senior finance positions at various companies, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

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

Our board of directors has determined that Mr. Park’s business acumen gained through extensive private equity and fund investment experience, and his experience on other public company boards of directors and participation in corporate turn-around efforts qualify him to be a member of the board of directors. Our board of directors also benefits from the perspective he lends as a general partner of Blum Capital Partners, L.P., which is an investor in the company.

Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors. The elected officers of the company will hold office until the next meeting of the board of directors and until their successors are duly elected and qualified, or until their earlier resignation or removal.

On September 30, 2010, Theo Melas-Kyriazi resigned from his position as member of the Board of Directors of the company. At the time of his resignation, Mr. Melas-Kyriazi was serving as the Chairman of the Compensation Committee. As expressed in the letter to the company in which he tendered his resignation, Mr. Melas-Kyriazi resigned in order to pursue other opportunities. There are no disagreements between Mr. Melas-Kyriazi and the company regarding any matter related to the company’s operations, policies or practices.

Board of Directors

Our board of directors currently consists of six directors. In addition, our amended and restated by-laws provide that the authorized number of directors may be changed only by resolution of our board of directors. Each director shall serve for a term ending on the date of the first annual meeting following the annual meeting at which such director was elected; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

Board Committees

Our board of directors has established an audit committee, established in accordance with Section 3(c)(58)(A) of the Exchange Act, and a compensation committee. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The members of our audit committee are Messrs. Howe and Aghababian. The members of our compensation committee are Messrs. Zolner and Aghababian.

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

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee. Our board of directors has determined that at least one of our audit committee members is an audit committee financial expert. That person is Barry S. Howe, who is also independent under NASDAQ rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the company, and persons who own 10% or more of any class of equity interests in the company, to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales and other changes using the SEC’s Form 4, which must be filed within two days of most transactions.  Officers, directors and shareholders owning more than 10% of any class of equity interests in the company are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). Based solely on our review of the copies of these reports furnished to us or written representations that no such reports were required, we believe that, during 2010, all filing requirements under 16(a) of the Exchange Act applicable to our executive officers, directors and greater that 10% shareholders were timely met.

Item 11. Executive Compensation.

Before we became a public company, GlenRose Partnership L.P. made decisions on executive compensation for our executive officers. In January 2007, we established a Compensation Committee to be responsible for decisions regarding the company’s executive compensation. The company’s current compensation practices are highly unusual. As is shown in the Summary Compensation Table below, we did not pay our Chief Executive Officer, Arvin H. Smith any compensation in the last two years and do not plan to pay him any compensation in the current year. We will continue to pay modest cash compensation to our executive officers. Our Compensation Committee will make determinations with respect to executive compensation based on customary parameters, such as the following:

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

We currently have no employment or change in control agreements, but we might have such agreements in the future. The following summarizes the compensation earned during fiscal years 2010 and 2009 by our Chief Executive Officer and by other named executive officers.

SUMMARY COMPENSATION TABLE

			Option	All other
Name and principal position	Year	Salary ($)	awards ($)	compensation ($)	Total ($)

Arvin H. Smith (1)	2010	-	-	-	-
Chief Executive Officer	2009	-	-	-	-

Dr. Richard Chapman	2010	83,074	-	-	83,074
Executive Vice President & COO	2009	79,997	-	-	79,997

Dr. Shelton Clark	2010	128,685	-	-	128,685
Vice President, Services	2009	121,910	-	-	121,910

Anthony S. Loumidis (2)	2010	90,475	-	-	90,475
Chief Financial Officer & Treasurer	2009	87,840	-	-	87,840

(1)	Arvin H. Smith did not receive a salary, bonus or any other compensation in 2010 or 2009, and will not receive a salary, bonus or any other compensation in 2011.
(2)	American DG Energy Inc. pays the salary of Anthony S. Loumidis, part of which is reimbursed by the company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes the outstanding equity awards held by each named executive officer as of December 26, 2010. No stock option awards or other equity awards were granted in 2010 or 2009. Our named executive officers did not exercise any options during the fiscal year ended December 26, 2010.

	No. of securities	No. of securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	exercisable (1)	unexercisable	price ($)	date

Arvin H. Smith	-	-	-	-
Dr. Richard Chapman	15,000	6,000	$7.00	11/13/2014
Dr. Shelton Clark	25,000	10,000	$7.00	11/13/2014
Anthony S. Loumidis	25,000	10,000	$7.00	11/13/2014

(1)	Common stock options that in equal installments over a period of 5 years from the date of the grant, which was November 13, 2007.

Employment contracts and termination of employment and change-in-control arrangements

None of our executive officers has an employment contract or change-in-control arrangement.

Director Compensation

Each director who is not also one of our employees receives an annual cash compensation of $2,000, effective January 1, 2007. Non-employee directors are eligible to receive stock options under our equity incentive plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. The following table sets forth information with respect to director compensation for the fiscal year ended December 26, 2010:

DIRECTOR COMPENSATION

	Fees earned or	Stock	All Other
Name	paid in cash ($)	awards ($)	compensation ($)	Total ($)

John N. Hatsopoulos	-	-	-	-
Arvin H. Smith	-	-	-	-
Robert Aghababian	2,000	-	-	2,000
Barry S. Howe	2,000	-	-	2,000
William J. Zolner	2,000	-	-	2,000
John H. Park (1)	-	-	-	-

(1)	John H. Park declined director compensation in accordance with Blum Capital’s policy.

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

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 26, 2010 and December 27, 2009, Eberline Services contributed approximately $285,199 and $250,564, respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan or the Plan. The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses the company for all pension related costs as a direct project cost. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford Reservation site. For the years ended December 26, 2010, and December 27, 2009, the expense was $787,795 and $726,473, respectively.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 26, 2010, and December 27, 2009, employer contributions were $653,168 and $545,364, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The GlenRose Partnership L.P., and the holder of 3,000,000 shares of common stock of the company, dissolved effective as of December 31, 2007. Upon dissolution, the GlenRose Partnership L.P. distributed all of the common stock of the company that it owned to its partners. The partners of the GlenRose Partnership L.P. included certain of the company’s officers and directors. The following table gives effect to such distribution and sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2011, for:

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

The following table sets forth certain information with respect to the beneficial ownership of the company's voting securities by (i) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. The percentages in the following table are based on 3,117,647 shares of common stock issued and outstanding as of March 28, 2011.

	Number of	%
	Shares	of Shares
Name and address of	Beneficially	Beneficially
beneficial owner (1)	Owned	Owned

5% Stockholders:
Blum Strategic Partners IV, L.P (2)	561,825	15.27%
Arvin H. Smith (3)	581,256	18.25%
John N. Hatsopoulos (4)	557,846	17.64%
Phillip Frost, M.D (5)	523,516	16.67%
George N. Hatsopoulos (6)	513,954	16.49%
Kenmare (7)	301,324	9.67%
Ralph Wanger Trust (8)	256,977	8.24%
WHI Private Equity Managers Fund LLC (9)	250,053	8.02%

Directors & Officers:
Arvin H. Smith (3)	581,256	18.25%
John N. Hatsopoulos (4)	557,846	17.64%
Dr. Richard Chapman (10)	21,503	0.69%
Dr. Shelton Clark (11)	15,000	0.48%
Anthony S. Loumidis (12)	15,000	0.48%
Robert Aghababian	-	0.00%
Barry S. Howe	-	0.00%
William J. Zolner	-	0.00%
John H. Park	-	0.00%
All executive officers and directors as a group (9 persons)	1,190,605	36.43%

(1)	The address of the officers and directors listed in the table above is: c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts, 02451.
(2)
Includes 561,825 shares of common stock that it has the right to acquire pursuant to currently convertible 4% debentures. Based on a Schedule 13D filed with the SEC on August 4, 2008, Blum Strategic Partners IV, L.P’s address is 909 Montgomery Street, Suite 400, San Francisco, California 94133.

(3)
Includes: (a) 513,954 shares of common stock held by the Arvin Herley & Wynona Lowe Smith, TTEES F/T Smith Living Trust, a Texas trust whose trustees are Mr. Smith and his wife, Wynona Smith, each of whom share voting power and investment power, and beneficiaries of that trust are members of Mr. and Mrs. Smith’s family; and (b) 67,302 shares of common stock, held by Mr. and Mrs. Smith as joint tenants with rights of survivorship, each of whom share voting and investment power, that Mr. and Mrs. Smith have the right to acquire pursuant to currently convertible 4% debentures.

(4)
Includes: (a) 513,954 shares of common stock held by John Hatsopoulos and his wife, Patricia Hatsopoulos, as joint tenants with rights of survivorship, each of whom share voting and investment power; and (b) 43,892 shares of common stock, held by John and Patricia Hatsopoulos, each of whom share voting and investment power, that John Hatsopoulos and Patricia Hatsopoulos have the right to acquire pursuant to currently convertible 4% debentures.

(5)
Includes: (a) 500,106 shares of common stock held by Dr. Philip Frost; and (b) 23,410 shares of common stock that Dr. Frost has the right to acquire pursuant to currently convertible 4% debentures, with an address of 4400 Biscayne Boulevard, Miami, Florida 33137.

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

(10)	Includes: (a) 12,503 shares of common stock; and (b) options to purchase 15,000 shares of common stock of which 9,000 are exercisable within 60 days of March 28, 2011.
(11)	Includes options to purchase 25,000 shares of common stock of which 15,000 are exercisable within 60 days of March 28, 2011.
(12)	Includes options to purchase 25,000 shares of common stock of which 15,000 are exercisable within 60 days of March 28, 2011.

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

Option Grants

As discussed under the section entitled “2005 Stock Option and Incentive Plan,” our board of directors and stockholders have adopted the above Stock Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007, the company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition, in 2007 the company made grants of restricted stock to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. No stock options or restricted stock awards were issued in 2010 or 2009. The following table sets forth information with respect to our securities authorized for issuance under the Stock Plan:

	No. of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	second column

Equity compensation plans
approved by security holders (1)	187,000	$6.44	513,000

Equity compensation plans
not approved by security holders	-	$-	-
Total	187,000	$6.44	513,000

(1)
Includes 15,000 shares of restricted common stock issued to the company’s directors at $0.01 per share and 172,000 shares of common stock issued upon exercise of stock options at an exercise price of $7.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging promissory notes of the company for the debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures are convertible at the option of the holder at any time into shares of common stock at an initial conversion price equal to $7.00 per share. In connection with the transaction, the company appointed John H. Park to the company’s board of directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000 which is amortized monthly over the life of the debentures and classified as interest expense.

In August of 2010, the company redeemed $10,000,000 principal amount of the convertible debentures to the four investors on a pro-rata basis. At December 26, 2010, the remaining balance on the convertible debentures was $4,875,000. In January 2011, the company redeemed an additional $575,000 principal amount of the remaining balance on a pro-rata basis.

Director Independence

The company requires a majority of its board of directors to be “independent” as defined by Item 407(a) of Regulation S-K under the Securities Act, including, in the judgment of our board of directors, the requirement that such directors have no material relationship with the company. Our board of directors has determined that Messrs. Aghababian, Howe, Zolner and Park are “independent” in accordance with Item 407(a) of Regulation S-K under the Securities Act. Each of these directors has no relationship with the company, other than any relationship that is categorically not material under the company’s guidelines and other than compensation for services as a director as disclosed in this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services.

The following table summarizes fees billed to the company by Caturano and Company, P.C. and McGladrey & Pullen, LLP, for professional services rendered for the period ended December 26, 2010 and December 27, 2009, respectively:

	2010	2009
Audit fees	$100,700	$94,673
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$100,700	$94,673

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

Audit Committee Approval of Fees

Our Audit Committee approved all audit-related fees listed above provided by Caturano and Company, P.C. and McGladrey & Pullen, LLP, to us during the year ended December 26, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009

Consolidated Statements of Operations for the years ended December 26, 2010 and December 27, 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2010 and December 27, 2009

Consolidated Statements of Cash Flows for the years ended December 26, 2010 and December 27, 2009

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

10.12*	Form of Restricted Stock Purchase Agreement (incorporated by reference to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

10.13*	Form of Stock Option Agreement Under 2005 Stock Option and Incentive Plan (incorporated by reference to the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

10.14	Form of 4% Convertible Debenture Due 2013, as amended (incorporate by reference to the registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 27, 2010).

10.15#	Letter Agreement with Raymond James & Associates, Inc. dated March 3, 2011

14.1	Code of Business Conduct and Ethics (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

21.1	List of subsidiaries (incorporated by reference to the registrant’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

23.1#	Consent of McGladrey & Pullen, LLP.

23.2#	Consent of Caturano and Company, INC.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ JOHN N. HATSOPOULOS	Chairman of the Board	March 28, 2011
John N. Hatsopoulos

/s/ ARVIN H. SMITH	President, Chief Executive Officer and	March 28, 2011
Arvin H. Smith	Director

/s/ ANTHONY S. LOUMIDIS	Chief Financial Officer	March 28, 2011
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ ROBERT AGHABABIAN	Director	March 28, 2011
Robert Aghababian

/s/ BARRY S. HOWE	Director	March 28, 2011
Barry S. Howe

/s/ WILLIAM J. ZOLNER	Director	March 28, 2011
William J. Zolner

/s/ JOHN H. PARK	Director	March 28, 2011
John H. Park

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GlenRose Instruments Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of GlenRose Instruments Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 26, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 26, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY & PULLEN, LLP

Boston, Massachusetts
March 28, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GlenRose Instruments Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of GlenRose Instruments Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 27, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 27, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 26, 2010

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,669,868	$1,012,250
Short-term investments	12,305	10,060,916
Accounts receivable (net of allowances of $26,120 and $18,039 for 2010 and 2009, respectively)	4,376,929	3,087,987
Unbilled contract receivables	370,887	651,337
Due from related party	42,858	-
Supply inventory	60,271	65,475
Prepaid expenses	150,515	125,465
Other receivables	58,464	59,812
Income tax receivable	161,356	184,971
Deferred tax asset	474,235	-
Assets held for sale	1,045,367	911,970
Total current assets	8,423,055	16,160,183

Property, plant and equipment, net	1,557,088	1,606,983

Other assets
Restricted cash	450,000	415,000
Deferred financing costs	104,499	430,000
Goodwill	2,740,913	2,740,913
Total other assets	3,295,412	3,585,913

TOTAL ASSETS	$13,275,555	$21,353,079

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$653,130	$734,644
Accrued expenses	223,327	203,353
Accrued employee-related costs	1,972,581	1,726,445
Accrued interest, related party	48,750	262,722
Deferred revenue	140,000	-
Notes payable, current portion	13,978	-
Due to related party	8,002	16,545
Capital lease obligations	10,752	8,906
Income taxes payable	18,130	-
Total current liabilities	3,088,650	2,952,615

Long-term liabilities
Convertible debentures due to related parties	4,875,000	14,875,000
Capital lease obligations, net of current portion	38,527	13,611
Notes payable, net of current portion	13,634	-
Deferred tax liability	427,198	-
Other long-term liabilities	134,552	36,743
Total liabilities	8,577,561	17,877,969

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at
December 26, 2010 and December 27, 2009)	31,176	31,176
Additional paid-in-capital	7,972,098	7,898,613
Accumulated deficit	(3,305,280)	(4,454,679)
Total stockholders' equity	4,697,994	3,475,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,275,555	$21,353,079

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009

Revenues	$40,945,262	$33,248,254

Cost of sales	36,735,257	31,264,449

Gross profit from operations	4,210,005	1,983,805

General and administrative expenses	2,316,393	2,211,927

Operating income (loss)	1,893,612	(228,122)

Other income (expense)
Interest and other income	11,420	48,338
Interest expense	(784,540)	(706,817)
Total other expense	(773,120)	(658,479)

Income (loss) from operations, before income taxes	1,120,492	(886,601)

Benefit (provision) for income taxes	28,907	(299,833)

Net income (loss)	$1,149,399	$(1,186,434)

Net income (loss) per share - basic and diluted	$0.37	$(0.38)

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

	Common Stock			Accumulated
	$0.01 Par Value		Additional	Other		Total
	Number		Paid-in	Comprehensive	Accumulated	Stockholders'
	of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 28, 2008	3,117,647	$31,176	$7,764,185	$(27,840)	$(3,268,245)	$4,499,276

Stock-based compensation expense	-	-	134,428	-	-	134,428

Reclassification to earnings of available-for-sale securities	-	-	-	27,840	-	27,840

Net loss	-	-	-	-	(1,186,434)	(1,186,434)

Balance, December 27, 2009	3,117,647	31,176	7,898,613	-	(4,454,679)	3,475,110

Stock-based compensation expense	-	-	73,485	-	-	73,485

Net income	-	-	-	-	1,149,399	1,149,399

Balance, December 26, 2010	3,117,647	$31,176	$7,972,098	$-	$(3,305,280)	$4,697,994

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,149,399	$(1,186,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	431,745	625,202
Provision for deferred income taxes	(47,037)	300,177
Amortization of deferred financing costs	325,501	120,000
Stock-based compensation	73,485	134,428
Bad debt expense	8,081	(9,649)
Loss on disposal of fixed assets	(3,132)	12,906
Gain on maturities of short-term investments	-	(47,299)
Change in fair value of certificates of deposit	-	3,993

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,297,023)	(42,113)
Restricted cash	(35,000)	-
Other receivables	(41,510)	123,846
Unbilled contract receivables	280,450	125,651
Prepaid expenses	(25,050)	124,859
Inventory	5,204	(6,212)
Income tax receivable	23,615	117,420
Increase (decrease) in:
Accounts payable	(81,514)	(266,855)
Notes payable	27,612	-
Accrued interest, related party	(213,972)	(338,606)
Due to related party	(8,543)	2,329
Other long-term liabilities	97,809	(3,211)
Other accrued liabilities	272,888	92,733
Net cash provided by (used in) operating activities	943,008	(116,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(338,369)	(237,929)
Proceeds from the sale of short-term investments	10,048,611	10,792,991
Purchases of short-term investments	-	(10,461,542)
Selling costs on assets held for sale	17,955	(14,079)
Net cash provided by investing activities	9,728,197	79,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(13,587)	(12,937)
Redemption of convertible debentures	(10,000,000)	-
Net cash used in financing activities	(10,013,587)	(12,937)

Net increase (decrease) in cash and cash equivalents	657,618	(50,331)
Cash and cash equivalents, beginning of the year	1,012,250	1,062,581
Cash and cash equivalents, ending of the year	$1,669,868	$1,012,250

Supplemental cash flow information
Cash paid during the year for interest	$397,156	$943,270
Cash paid during the year for taxes	$34,800	$-
Assets acquired under capital lease	$40,349	$-

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

GlenRose Instruments, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety and health management. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc., or ESHI, Eberline Analytical Corporation, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The current fiscal year-end is December 26, 2010. The previous fiscal year-end was December 27, 2009.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At December 26, 2010, the company had a balance of $1,882,173 in cash and cash equivalents, short-term investments and restricted cash that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of environmental services and laboratory revenues for the years ended December 26, 2010 and December 27, 2009. Only two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 70% and 73% of revenue and 45% and 41% of trade accounts receivable for the years ended December 26, 2010 and December 27, 2009, respectively. The other customer represented approximately 8% and 12% of revenue and 3% and 22% of trade accounts receivable for the years ended December 26, 2010 and December 27, 2009, respectively.

GLENROSE INSTRUMENTS INC.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at December 26, 2010 approximates fair value as the terms approximate those currently available for similar instruments. See Note 10 for discussion of fair value measurements.

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

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at December 26, 2010 that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

GLENROSE INSTRUMENTS INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to an impairment test annually. Goodwill is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The company performs impairment testing at the reporting unit level. An impairment loss is recognized when the fair value of the discounted cash flows of the reporting unit including its tangible assets is less than the carrying value. Model assumptions are based on the Company’s projections and best estimates using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair value of the reporting unity and could result in a goodwill impairment charge in a future period.

                 At December 26, 2010, and December 27, 2009, the company’s entire $2,740,913 goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. No goodwill impairment was identified during the years ended December 26, 2010 and December 27, 2009.

Revenue Recognition

Revenue for laboratory services is recognized upon completion of the services and the shipment of the related data packages to the company’s customers. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency, or the DCAA, or Los Alamos National Laboratories Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. The company records as revenue what it considers to be allowable costs under government service contracts. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2005 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed before either 2005 or 2002 respectively that are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

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

GLENROSE INSTRUMENTS INC.

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel. The treatment of direct costs is outlined in the Federal Acquisition Regulations. The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or general and administrative expense and are allocated to jobs as a percentage of each division’s total cost base consistent with our approved cost structure.  Direct materials, direct travel, other direct costs, and minor subcontract costs are passed through to the customer at cost, with or without fee depending on contract type and/or direct cost element and are burdened with general and administrative expenses. Major subcontracts are passed through at cost, without fee and are burdened with a material handling fee. The company is exempt from federal cost accounting standards coverage based on its size standard, but otherwise complies with applicable regulations.

Government Accounting System

The company’s accounting system is audited periodically by the DCAA for adequacy. Contractors to the federal government are required to comply with regulations that may exceed generally accepted accounting principles. If the company is unable to maintain an adequate accounting system, as defined by the DCAA, it could have a material impact on its ability to perform services with the federal government. We were last audited for adequacy in the fall of 2010, at which time our accounting system was deemed “adequate”. The company’s accounting software is provided by Deltek, Inc. and is specific to the government contract industry.

The company is periodically audited by the DCAA for “financial capability”. If the company was deemed financially unable to perform services, it could have a material impact on its business. We were last audited for financial capability in December 2006 and were deemed financially stable.

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

Supply Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 26, 2010 and December 27, 2009, there were no reserves or write-downs recorded against inventory.

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

Earnings/Loss per Common Share

We compute basic earnings/loss per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with convertible debentures and stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. As of the year ended December 26, 2010, we excluded the impact of 883,429 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock, and as of the year ended December 27, 2009, we excluded the impact of 2,326,000 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock. All shares issuable for both years were anti-dilutive because of the reported net loss.

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

See “Note 6 – Stockholders’ equity” for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the year ended December 26, 2010.

Research and Development Costs

Research and development costs are expenses when incurred. Such costs are $138,378 for the year ended December 26, 2010 and $62,433 for the year ended December 27, 2009, and are included in the company’s accompanying consolidated statements of operations.

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

In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward and adds a new requirement to the disclosure of transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment was effective as of January 1, 2010, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the remaining provisions of this amendment did not have a material impact on our financial statement disclosures.

In March 2010, FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The company has not adopted this guidance early and adoption of this amendment is not expected to have a material impact on our results of operation or financial condition.

GLENROSE INSTRUMENTS INC.

Note 2 – Property plant and equipment:

Property, plant and equipment consist of the following as of December 26, 2010 and December 27, 2009:

	2010	2009

Land	$267,814	$267,814
Buildings and improvements	991,655	984,175
Machinery and equipment	4,154,384	4,124,527
Assets under capital lease	97,120	56,771
Leasehold improvements	613,936	587,073
	6,124,909	6,020,360
Less: accumulated depreciation	(4,567,821)	(4,413,377)
Net property, plant and equipment	$1,557,088	$1,606,983

Depreciation expense for the years ended December 26, 2010 and December 27, 2009 was $431,745 and $625,202, respectively.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At December 26, 2010, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,045,367 also includes selling costs incurred to date of $37,477 and an accrual of $151,352 towards decommissioning of the site. The company expects to complete the sale in 2011. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility and is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for the decommissioning of the site.

Note 3 – Debt:

Related Party Debt

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging existing promissory notes of the company for the debentures. The debentures bear interest at 4%, payable quarterly in cash, and mature on July 25, 2013. The debentures will be convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00 per share. In connection with the transaction, the company appointed John H. Park to the company’s board of directors. Ladenburg Thalman & Co., Inc., a registered broker-dealer, acted as placement agent on a best efforts basis for the sale of the company’s debentures. In connection with the transaction, the company paid the placement agent a cash fee of $600,000 which is amortized equally over the life of the debentures recorded as interest expense.

On July 23, 2010, the holders of the outstanding principal amount of the company’s 4% convertible debentures due 2013, agreed to amend the debenture agreements to eliminate subsections (i) and (ii) of Section 6(a) of the debentures. With this amendment the holders gave the company the option to redeem any portion of the debentures by written notice to the holders; provided that a redemption notice is delivered by the company and be received by the holder of the debentures at least ten trading days but not more than 30 trading days prior to the date of the redemption. On August 9, 2010, the company redeemed an aggregate of $10,064,458 of convertible debentures, including accrued interest. At December 26, 2010, the remaining balance on the convertible debentures was $4,875,000. In January 2011, the company redeemed an additional $582,042 of convertible debentures, including accrued interest on a pro-rata basis.

GLENROSE INSTRUMENTS INC.

Other Debt

In December 2010, the company entered into a finance agreement with Ford Motor Credit for $28,736 for the purchase of a vehicle used at the Hanford site. The remaining balance is classified on the company’s balance sheet as Notes payable current and Notes payable long-term.

Note 4 – Commitments and contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at December 26, 2010 are as follows:

Summary of Lease Obligations:

	2011	2012	2013	2014	2015	Totals

Facilities	$216,508	$214,554	$124,176	$49,128	$12,282	$616,648
Equipment	10,145	10,145	10,145	10,145	4,227	44,807
	$226,653	$224,699	$134,321	$59,273	$16,509	$661,455

For the years ended December 26, 2010 and December 27, 2009, rent expense was $378,728 and $383,494, respectively.

The company performs services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the company received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that the company reimburse the amount of $321,836 that was paid to the company during the subject time period. In January 2009, the company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. As of December 26, 2010, Los Alamos had not reviewed our claim and we have not established an accrual related to this matter. In the event of an adverse determination the resultant cost to the company could be up to the full amount and could materially affect its results of operations.

The company is not currently a party to any material litigation, and is not aware of any pending or threatened litigation against it that could have a material adverse affect on its business, operating results or financial condition.

Note 5 - Capital leases:

The company periodically leases laboratory equipment under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their normal useful lives. Assets under capital lease as of December 26, 2010 and December 27, 2009:

	2010	2009
Equipment	$97,120	$56,771
Less: accumulated depreciation	(46,051)	(29,730)
Net assets under capital lease	$51,069	$27,041

During the year ended December 26, 2010 the company paid a total of $13, 587 in principal payments towards capital leases. The following is a schedule of future payments required under the lease(s) together with their present values:
Payments
2011	$15,217
2012	15,217
2013	15,217
2014	10,144
2015	4,227
Total lease payments	60,022
Less: amount representing interest	(10,743)
Present value of minimum lease payments	$49,279

GLENROSE INSTRUMENTS INC.

Note 6 – Stockholders’ equity:

Stock Based Compensation

In September 2005, the company adopted a stock option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company.

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 15,000 restricted shares as of December 26, 2010. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the company’s stock option agreement. The options are not transferable except by will or domestic relations order. The number of securities remaining available for future issuance under the plan was 513,000 at December 26, 2010.

The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The determination of the fair value of share-based payment awards is affected by our stock price. There were no stock options awards granted in 2010 or 2009.

Stock option activity for the years ended December 26, 2010 and December 27, 2009 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 28, 2008	200,000	$7.00	$7.00	5.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(14,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 27, 2009	186,000	$7.00	7.00	4.88	-
Expected to Vest, December 27, 2009	111,600		$7.00	4.88	$-

Outstanding, December 27, 2009	186,000	$7.00	$7.00	4.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(14,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 26, 2010	172,000	$7.00	7.00	3.88	-
Expected to Vest, December 26, 2010	68,800		$7.00	3.88	$-

The aggregate intrinsic value of options outstanding as of December 26, 2010 is calculated as the difference between the exercise price of the underlying options and the price of the company’s common stock for options that were in-the-money as of that date.

In 2007, the company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. There were no restricted stock awards granted in 2010 or 2009. At December 26, 2010, there were 15,000 unvested shares of restricted stock outstanding.

Restricted stock activity for the years ended December 26, 2010 and December 27, 2009 was as follows:

GLENROSE INSTRUMENTS INC.

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 28, 2008	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 27, 2009	15,000	$7.00

Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 26, 2010	15,000	$7.00

The company recognized employee non-cash stock based compensation expense of $73,485 and expense of $134,428 related to the issuance of restricted stock and stock options during the years ended December 26, 2010 and December 27, 2009, respectively. The total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $51,151 at December 26, 2010. This amount is expected to be recognized over a weighted average period of 1.87 years.

Note 7 - Benefit plans:

The company currently maintains two defined contribution “401(k)” plans. Additionally, employees of ESHI are covered by a multi-employer, defined benefit plan that is not administered by the company.

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 26, 2010 and December 27, 2009, Eberline Services contributed approximately $285,199 and $250,564, respectively.

Employees of ESHI are eligible to participate in a multi-employer defined benefit plan or the Plan. The Plan is administered by Fluor Hanford, Inc., on behalf of eligible, participating companies. The Plan is funded by participating companies on a payroll-by-payroll basis, in amounts actuarially computed by Fluor Hanford, Inc. The company expenses the computed expense amount annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses the company for all pension related costs as a direct project cost. Accordingly, no information with respect to the Plan is included herein. Annual expense amounts are based on the total labor base incurred at the Hanford Reservation site. For the years ended December 26, 2010, and December 27, 2009, the expense was $787,795 and $726,473, respectively.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 26, 2010, and December 27, 2009, employer contributions were $653,168 and $545,364, respectively.

Note 8 – Related party transactions:

In August of 2010, the company redeemed $10,000,000 principal amount of the convertible debentures to the four investors on a pro-rata basis. At December 26, 2010, the remaining balance on the convertible debentures was $4,875,000. In January 2011, the company redeemed an additional $575,000 principal amount of the remaining balance on a pro-rata basis.

The company’s Chief Financial Officer devotes part of his business time to the affairs of American DG Energy Inc., or American DG, that pays his salary and part of his salary is reimbursed by the company. The Chief Executive Officer of American DG is the Chairman of the Board and a significant investor in the company.

See also “Note 3- Debt.”

GLENROSE INSTRUMENTS INC.

Note 9 – Earnings (Loss) per share:

Our earnings (loss) per share basic and diluted for the years ended December 26, 2010 and December 27, 2009 was as follows:

	2010	2009
Earnings (loss) per share
Earnings (loss) available to stockholders	$1,149,399	$(1,186,434)

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings (loss) per share - basic	$0.37	$(0.38)

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings (loss) per share - diluted	$0.37	$(0.38)

Anti-dilutive restricted stock outstanding	15,000	15,000
Anti-dilutive shares underlying stock options outstanding	172,000	186,000
Anti-dilutive convertible debentures	696,429	2,125,000

Note 10 – Fair value measurements:

The fair value topic of FASB’s Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. The company currently does not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The company currently does not have any Level 3 financial assets or liabilities.

At December 26, 2010, the company had $12,305 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 11 – Investments:

Any available-for-sale securities held by the company as of December 28, 2008 matured during the first and second quarters of 2009. Proceeds from maturities of securities classified as available for sale were $7,108,876 for the year ending December 27, 2009 and gross gains of $38,181 were realized on these maturities. As of December 27, 2009 the company’s short-term investments consist solely of certificates of deposits and money market funds which are reported at fair value with unrealized gains and losses included in earnings.

At December 26, 2010 short term investments consisted of $12,305 of funds invested in a money market account.

GLENROSE INSTRUMENTS INC.

Note 12 - Income taxes:

Components of the provision for income taxes for the years ended December 26, 2010 and December 27, 2009 are as follows:

Provision (benefit) for income taxes	2010	2009
Current taxes:
Federal	$18,130	$(344)
State	-	-
Total current taxes	18,130	(344)

Deferred taxes:
Federal	(47,037)	300,177
State	-	-
Total deferred taxes	(47,037)	300,177
Total income taxes	$(28,907)	$299,833

            The income tax expense for the years ended December 26, 2010 and December 27, 2009 varied from the amount computed by applying the federal statutory income tax rate to income (loss) before taxes. Reconciliation between the federal statutory taxes and effective taxes follows:

Reconciliation between federal statutory taxes and effective taxes	2010	2009

Federal taxes at the statutory rate applied to income (loss) before taxes	$380,967	$(301,445)
Add (deduct):
State income tax expense (benefit) net of federal benefit	36,102	(23,099)
Stock-based compensation	24,985	45,706
Adjustment to valuation allowance	(453,574)	342,972
Other accruals and adjustments	(17,387)	235,699
Total income tax expense (benefit)	$(28,907)	$299,833

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred taxes at December 26, 2010 and December 27, 2009, are as follows:

Deferred taxes	2010	2009

Deferred tax liabilities:
Depreciable assets	$(518,262)	$(440,493)

Deferred tax assets:
Intangible assets	81,354	97,357
Accrued liabilities	479,584	275,327
Accrued interest	-	42,361
NOL carryforwards	482,727	931,939
Valuation allowance	(478,366)	(906,491)
	565,299	440,493
Net deferred taxes	$47,037	$-

The company recorded a tax benefit of $28,907 in 2010 compared to a tax provision of $299,833 in 2009. As of December 26, 2010, the company had a deferred tax asset balance of $565,299 a portion of which is related to the net operating losses of the company’s Lionville subsidiary. These Lionville losses are subject to separate return limitation year treatment and may only be utilized against income from Lionville. As of December 26, 2010, the company believed that it was more likely than not that it would not realize the balance of these Lionville assets, and therefore reduced the deferred tax asset by a valuation allowance in the amount of $478,366. Additional loss carryforwards of $11,734 are available on a consolidated basis and expire by December 2028 and 2029, respectively.

GLENROSE INSTRUMENTS INC.

 As of December 26, 2010, the company had no accrued liability for unrecognized tax benefits related to various federal and state income tax matters. The company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The company recognizes interest and penalties relating to uncategorized tax benefits in operating expenses. The company’s tax years from 2006 to 2010 remain subject to examination by major tax jurisdictions.

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

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the company expects to begin marketing efforts in the second half of 2011. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. Acquisition of instrument businesses is no longer a focus in our strategy. Intercompany costs and sales are eliminated in the consolidated financial statements.

In March 2011 the company retained the services of Raymond James & Associates, Inc. to act as its sole, external investment banking advisor in helping the company evaluate strategic alternatives, including the possible sale of all or a material portion of the assets or securities of the company to, or merger of the company with, various third parties.

GLENROSE INSTRUMENTS INC.

Segment data for the years ended December 26, 2010 and December 27, 2009 are included below:

	2010	2009

Revenues
Environmental Services	$30,799,943	$25,469,474
Analytical Laboratories	10,145,319	7,778,780
Instruments	-	-
	40,945,262	33,248,254
Cost of Sales
Environmental Services	28,255,733	23,360,119
Analytical Laboratories	8,479,524	7,904,330
Instruments	-	-
	36,735,257	31,264,449
Gross Profit (Loss)
Environmental Services	2,544,210	2,109,355
Analytical Laboratories	1,665,795	(125,550)
Instruments	-	-
	4,210,005	1,983,805
General and administrative expenses
Environmental Services	1,507,384	1,390,155
Analytical Laboratories	420,200	442,312
Instruments	388,809	379,460
	2,316,393	2,211,927
Operating profit (Loss)
Environmental Services	1,036,826	719,200
Analytical Laboratories	1,245,595	(567,862)
Instruments	(388,809)	(379,460)
	1,893,612	(228,122)
Supplemental Disclosure
Depreciation Expense
Environmental Services	66,323	194,212
Analytical Laboratories	365,422	430,990
Instruments	-	-
	431,745	625,202
Capital Expenditures
Environmental Services	143,472	9,309
Analytical Laboratories	194,897	228,620
Instruments	-	-
	338,369	237,929
Total Assets
Environmental Services	8,905,345	7,102,610
Analytical Laboratories	4,250,758	3,751,562
Instruments	119,452	10,498,907
	$13,275,555	$21,353,079

Note 14 – Subsequent events:

In January 2011, the company redeemed an additional $575,000 principal amount of the outstanding convertible debentures on a pro-rata basis.

In March 2011 the company retained the services of Raymond James & Associates, Inc. to act as its sole, external investment banking advisor in helping the company evaluate strategic alternatives, including the possible sale of all or a material portion of the assets or securities of the company to, or merger of the company with, various third parties.