Form 10-Q
period 2011-03-31
GlenRose Instruments Inc.
filed 2011-05-11
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at March 27, 2011
Common Stock, $0.01 par value	3,117,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 27, 2011

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
As of March 27, 2011 and December 26, 2010
(Unaudited)

	March 27,	December 26,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$1,524,543	$1,669,868
Short-term investments	12,305	12,305
Accounts receivable (net of allowances of $26,120 for 2011 and 2010, respectively)	4,194,774	4,376,929
Unbilled contract receivables	300,616	370,887
Due from related party	42,858	42,858
Supply inventory	58,771	60,271
Prepaid expenses	214,707	150,515
Other receivables	60,771	58,464
Income tax receivable	161,356	161,356
Deferred tax asset	477,290	474,235
Assets held for sale	1,045,367	1,045,367
Total current assets	8,093,358	8,423,055

Property, plant and equipment, net	1,590,394	1,557,088

Other assets
Restricted cash	450,000	450,000
Deferred financing costs	83,254	104,499
Goodwill	2,740,913	2,740,913
Total other assets	3,274,167	3,295,412

TOTAL ASSETS	$12,957,919	$13,275,555

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of March 27, 2011 and December 26, 2010
(Unaudited)

	March 27,	December 26,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$510,665	$653,130
Accrued expenses	198,093	223,327
Accrued employee-related costs	1,881,500	1,972,581
Accrued interest, related party	36,790	48,750
Deferred revenue	-	140,000
Notes payable, current portion	14,206	13,978
Due to related party	-	8,002
Capital lease obligations	11,031	10,752
Income taxes payable	287,869	18,130
Total current liabilities	2,940,154	3,088,650

Long-term liabilities
Convertible debentures due to related parties	4,300,000	4,875,000
Capital lease obligations, net of current portion	35,663	38,527
Notes payable, net of current portion	9,996	13,634
Deferred tax liability	416,332	427,198
Other long-term liabilities	140,091	134,552
Total liabilities	7,842,236	8,577,561

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized;
3,117,647 shares issued and outstanding at
March 27, 2011 and December 26, 2010)	31,176	31,176
Additional paid-in-capital	7,983,252	7,972,098
Accumulated deficit	(2,898,745)	(3,305,280)
Total stockholders' equity	5,115,683	4,697,994

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,957,919	$13,275,555

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 27, 2011 and March 28, 2010
(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2011	2010

Revenues	$10,856,322	$9,909,869

Cost of sales	9,551,585	8,983,767

Gross profit from operations	1,304,737	926,102

General and administrative expenses	573,828	526,755

Operating income	730,909	399,347

Other income (expense)
Interest and other income	876	4,713
Interest expense	(69,433)	(179,364)
Total other expense	(68,557)	(174,651)

Income from operations, before income taxes	662,352	224,696

Provision for income taxes	(255,817)	-

Net income	$406,535	$224,696

Net income per share - basic and diluted	$0.13	$0.07

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 27, 2011 and March 28, 2010
(Unaudited)

	March 27,	March 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$406,535	$224,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122,441	100,836
Provision for deferred income taxes	(13,921)	-
Amortization of deferred financing costs	21,245	30,000
Stock-based compensation	11,154	21,394
Gain on maturities of short-term investments	-	(3,542)
Change in fair value of certificates of deposit	-	(949)

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	182,155	(898,058)
Other receivables	(2,307)	(2,152)
Unbilled contract receivables	70,271	60,775
Prepaid expenses	(64,192)	(34,222)
Inventory	1,500	14,461
Increase (decrease) in:
Accounts payable	(142,465)	(57,604)
Notes payable	(3,410)	-
Accrued interest, related party	(11,960)	(113,971)
Due to related party	(8,002)	9,422
Other long-term liabilities	5,539	16,555
Other accrued liabilities	13,424	123,562
Net cash provided by (used in) operating activities	588,007	(508,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(155,747)	(32,007)
Proceeds from the sale of short-term investments	-	704,142
Purchases of short-term investments	-	(504,364)
Net cash (used in) provided by investing activities	(155,747)	167,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(2,585)	(3,504)
Redemption of convertible debentures	(575,000)	-
Net cash used in financing activities	(577,585)	(3,504)

Net increase (decrease) in cash and cash equivalents	(145,325)	(344,530)
Cash and cash equivalents, beginning of the period	1,669,868	1,012,250
Cash and cash equivalents, ending of the period	$1,524,543	$667,720

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 27, 2011

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

As of March 27, 2011, the company has three segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the company expects to begin marketing efforts in the second half of 2011. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. Acquisition of instrument businesses is no longer a focus in the company’s strategy.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at March 27, 2011, and the results of operations and cash flows for the three months ended March 27, 2011 and March 28, 2010. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 26, 2010.

Fiscal Year

The company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end was December 26, 2010.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GLENROSE INSTRUMENTS INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At March 27, 2011, the company had a balance of $1,736,848 in cash and cash equivalents, short-term investments and restricted cash that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended March 27, 2011 and March 28, 2010. Two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 81% and 72% of revenue and 58% and 39% of trade accounts receivable for the three months ended March 27, 2011 and March 28, 2010, respectively. The other customer represented approximately 0% and 12% of revenue and 4% and 24% of trade accounts receivable for the three months ended March 27, 2011 and March 28, 2010, respectively.

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

At March 27, 2011, the company’s entire $2,740,913 goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. No goodwill impairment was identified during the years ended December 26, 2010 and December 27, 2009. No events occurred or circumstances changed that required the company to further test goodwill for impairment during the three month period ended March 27, 2011.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the three month period ended March 27, 2011, the company recorded a tax provision of $255,817.

Earnings per Common Share

The company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the company considers its shares issuable in connection with convertible debentures and stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the company’s common stock for the period. There are no dilutive common shares during the three month period ended March 27, 2011 and March 28, 2010. See “Note 5 – Earnings per Share.”

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

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at March 27, 2011, approximates fair value as the terms approximate those currently available for similar instruments. See “Note 6 – Fair Value Measurements.”

GLENROSE INSTRUMENTS INC.

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at March 27, 2011, that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Assets Held for Sale

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At March 27, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,045,367 also includes selling costs incurred to date of $37,477 and an accrual of $151,352 towards decommissioning of the site. The company expects to complete the sale in 2011. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility and is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed.

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

On July 23, 2010, the holders of the outstanding principal amount of the company’s 4% convertible debentures due 2013, agreed to amend the debenture agreements to eliminate subsections (i) and (ii) of Section 6(a) of the debentures. With this amendment the holders gave the company the option to redeem any portion of the debentures by written notice to the holders; provided that a redemption notice is delivered by the company and be received by the holder of the debentures at least ten (10) trading days but not more than thirty (30) trading days prior to the date of the redemption. In connection with the amendment described above, the company redeemed $10,000,000 on August 9, 2010 and $575,000 on January 13, 2011. At March 27, 2011, the company had $4,300,000 principal amount of convertible debentures outstanding.

GLENROSE INSTRUMENTS INC.

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at March 27, 2011 are as follows:

Summary of Lease Obligations:

	2012	2013	2014	2015	Totals

Facilities	$224,541	$139,655	$49,128	$12,282	$425,606
Equipment	10,145	10,145	10,145	4,227	34,662
	$234,686	$149,800	$59,273	$16,509	$460,268

Rent expense was $88,155 and $100,529 for the three month period ending March 27, 2011 and March 28, 2010, respectively.

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

The company is not currently a party to any material litigation and is not aware of any pending or threatened litigation against it that could have a material adverse effect on its business, operating results or financial condition.

Note 4 – Stockholders’ Equity:

Stock-based compensation expense was $11,154 and $21,394 as of March 27, 2011 and March 28, 2010, respectively. At March 27, 2011, there were 10,000 shares of unvested restricted stock outstanding and 68,800 of unvested stock options outstanding.

Note 5 – Earnings per Share:

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of March 27, 2011 and March 28, 2010. The following reconciles amounts reported in the financial statements:

	Three Months
	March 27,	March 28,
	2011	2010
Earnings per share
Earnings available to stockholders	$406,535	$224,696

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings per share - basic	$0.13	$0.07

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings per share - diluted	$0.13	$0.07

Anti-dilutive restricted stock outstanding	10,000	15,000
Anti-dilutive shares underlying stock options outstanding	172,000	181,500
Anti-dilutive convertible debentures	614,286	2,125,000

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

At March 27, 2011, the company had $12,305 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending March 27, 2011 and March 28, 2010 are included below:

	Three Months Ended
	March 27,	March 28,
	2011	2010

Revenues
Environmental Services	$7,958,195	$7,365,394
Analytical Laboratories	2,898,127	2,544,475
Instruments	-	-
	10,856,322	9,909,869
Cost of Sales
Environmental Services	7,102,332	6,832,391
Analytical Laboratories	2,449,253	2,151,376
Instruments	-	-
	9,551,585	8,983,767
Gross Profit (Loss)
Environmental Services	855,863	533,003
Analytical Laboratories	448,874	393,099
Instruments	-	-
	1,304,737	926,102
General and administrative expenses
Environmental Services	381,848	340,120
Analytical Laboratories	120,414	100,854
Instruments	71,566	85,781
	573,828	526,755
Operating profit (Loss)
Environmental Services	474,015	192,883
Analytical Laboratories	328,460	292,245
Instruments	(71,566)	(85,781)
	730,909	399,347
Supplemental Disclosure
Depreciation Expense
Environmental Services	23,505	12,640
Analytical Laboratories	98,936	88,196
Instruments	-	-
	122,441	100,836
Capital Expenditures
Environmental Services	52,462	-
Analytical Laboratories	103,285	32,007
Instruments	-	-
	155,747	32,007
Total Assets
Environmental Services	8,326,477	7,119,186
Analytical Laboratories	4,489,599	4,078,444
Instruments	141,843	10,371,777
	$12,957,919	$21,569,407

Note 8 – Subsequent Events:

On March 31, 2011, the company redeemed an additional $500,000 principal amount of the outstanding convertible debentures on a pro-rata basis.

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

First quarter 2011 Compared to First quarter 2010

Revenues

Revenues in the first quarter of 2011 were $10,856,322 compared to $9,909,869 for the same period in 2010, an increase of $946,453 or 9.6%. The increase in revenues was due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Hanford and increased work at Argonne National Laboratory. The increase in revenue in our Analytical Laboratory revenues was due to increased sample volume at all three labs and increased demand on quick-turn analyses which carry a higher price and margin per sample.

Revenues from our Environmental Services in the first quarter of 2011 were $7,958,195 compared to $7,365,394 for the same period in 2010, an increase of $592,801 or 8.0%. Our Environmental Services contributed 73.3% to total revenues in the first quarter of 2011 compared to 74.3% for the same period in 2010. The increase in our Environmental Services revenue was due to increased work at Hanford and new work at Argonne National Laboratory. At Hanford our efforts are centered on all three contracts, however, the largest increase was with the River Corridor contract where we reached our highest level of effort as that contract is at its peak this year. Work continued on our CHPRC contract at Hanford and we added additional contract work in radiological mapping for CHPRC.  At Los Alamos our work changed from a long-term support contract to a contract which includes an on-site screening facility and remediation support. We also performed work at the Argonne National Laboratory this quarter in support of a decontamination and demolition project.

Revenues from our Analytical Laboratories in the first quarter of 2011 were $2,898,127 compared to $2,544,475 for the same period in 2010, an increase of $353,652 or 13.9%. Our Analytical Labs contributed 26.7% to total revenues in the first quarter of 2011 compared to 25.7% for the same period in 2010. The increase in revenues was the result of increased sample loads. In addition to the number of samples there was also an increased emphasis on performing quick-turn analyses as customers required faster results.  Faster analyses carry a premium price which helped increase revenues. The largest increase was at the Lionville laboratory.

Cost of Sales

The cost of sales in the first quarter of 2011 was $9,551,585 compared to $8,983,767 for the same period in 2010, an increase of $567,818 or 6.3%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases experienced in both the Service and Laboratory segments. We increased the number of employees, subcontracts and direct materials.

The cost of sales from our Environmental Services in the first quarter of 2011 was $7,102,332 compared to $6,832,391 for the same period in 2010, an increase of $269,941 or 4.0% primarily due to salaries of new employees and an increase in subcontracts.

The cost of sales from our Analytical Laboratories in the first quarter of 2011 was $2,449,253 compared to $2,151,376 for the same period in 2010, an increase of $297,877 or 13.8%, primarily due to increased direct labor and direct materials associated with the increased sales during the period. Our direct labor was affected by increased overtime required to meet response times. At our Oak Ridge and Lionville laboratories we did not have to add additional staff to meet the increased work. At the Richmond laboratory we increased the staff to meet the increased demand and shorten response times. During the quarter we utilized our capacity more efficiently and established better cost controls.

Gross Profit

Gross profit in the first quarter of 2011 was $1,304,737 compared to $926,102 for the same period in 2010, an increase of $378,635 or 40.9%. The gross profit margin increased to 12.0% in the first quarter of 2011 from 9.3% for the same period in 2010. The increase in the quarterly gross profit was primarily due to increased revenue at our Analytical Laboratories and Environmental Services segments.

GLENROSE INSTRUMENTS INC.

The gross profit from our Environmental Services in the first quarter of 2011 was $855,863 compared to $533,003 for the same period in 2010, an increase of $322,860 or 60.6%. The gross profit from our Analytical Laboratories in the first quarter of 2011 was $448,874 compared to $393,099 for the same period in 2010, an increase of $55,775. The increase in gross profit was greater in the Environmental Services segment due to increase in the number of personnel employed and due to the on-site screening facility which carried a higher profit margin than labor dominated contracts. Gross margins increased proportionately primarily at the Lionville and Oak Ridge laboratories and at a lesser extent at the Richmond laboratory as it prepared for a larger sample load.

Operating Expenses

General and administrative expenses in the first quarter of 2011 were $573,828 compared to $526,755 for the same period in 2010, an increase of $47,073 or 8.9%. The general and administrative expenses increased to meet the demands of increased work and to accommodate increased business development efforts.

Operating Income (Loss)

The operating income in the first quarter of 2011 was $730,909 compared to $399,347 for the same period in 2010. The operating income consisted of $474,015 at the Environmental Services and $328,460 at the Analytical Laboratories, offset by corporate general and administrative expenses of $71,566. The increase in operating income was due to the increased revenue in both operating segments. During the quarter we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by decreases in other indirect costs, including depreciation. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term.  Increases in revenue at the laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

Other Income (Expense)

Other expenses in the first quarter of 2011 were $68,557 compared to $174,651 for the same period in 2010, a decrease of $106,094. Interest and other miscellaneous income in the first quarter of 2011 was $876 compared to $4,713 for the same period in 2010. The decrease was primarily due to a lower return on invested cash balances. Interest expense in the first quarter of 2011 was $69,433 compared to $179,364 for the same period in 2010 due a smaller principal amount of our related party convertible debentures outstanding and amortization of the associated financing expenses associated with those convertible debentures.

Provision for Income Taxes

The company recorded a tax provision of $255,817 in the first quarter of 2011 as the company had fully utilized the majority of its available net loss carryforwards in prior periods. The company recorded no tax provision in the first quarter of 2010 as the company had sufficient net loss carryforwards to offset any tax liability.

Net Income/Loss

Net income in the first quarter of 2011 was $406,535 compared to $224,696 for the same period in 2010.

Liquidity and Capital Resources

Consolidated working capital at March 27, 2011 was $5,153,204, compared to $5,334,405 at December 26, 2010. Included in working capital were cash, cash equivalents and short-term investments of $1,505,843 as of March 27, 2011, compared to $1,682,173 at December 26, 2010. The decrease in working capital was primarily due to the redemption of $575,000 of convertible debentures including accrued interest.

Cash provided by operating activities was $588,007 in the first quarter of 2011, compared to cash used in operating activities of $508,797 for the same period in 2010. Our net receivables balance decreased to $4,194,774 in the first quarter of 2011 compared to $4,376,929 at December 26, 2010, resulting in an increase in cash of $182,155 primarily due to timing of invoicing related to our Hanford contracts. Our unbilled contract receivables decreased to $300,616 in the first quarter of 2011 compared to $370,887 at December 26, 2010, resulting in an increase in cash of $70,271 due to higher billings on our major cost-type contracts. Our prepaid expenses increased to $214,707 in the first quarter of 2011, compared to $150,515 at December 26, 2010, resulting in a decrease in cash of $64,192 due to the timing of annual insurance premium renewals. Other receivables increased to $60,771 in the first quarter of 2011, compared to $58,464 at December 26, 2010, resulting in a decrease in cash of $2,307.

GLENROSE INSTRUMENTS INC.

Accounts payable decreased to $510,665 in the first quarter of 2011, compared to $653,130 at December 26, 2010 resulting in a decrease in cash of $142,465 due to timing and quicker liquidation of payables.  Other accrued liabilities, including accrued expenses, accrued employee-related costs, deferred revenue and income taxes payable, increased to $2,367,462 in the first quarter of 2011, compared to $2,354,038 at December 26, 2010, resulting in an increase in cash of $13,424. Our accrued interest balance associated with the previously issued subordinated notes decreased to $36,790 in the first quarter of 2011, compared to $48,750 at December 26, 2010, resulting in a decrease in cash of $11,960 due to interest payments.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first quarter of 2011 used $155,747 for purchases of equipment. The company’s financing activities used $577,585 of cash in the first quarter of 2011, primarily due to redemption of convertible debentures and payments on capital lease obligations.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At March 27, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,045,367 also includes selling costs incurred to date of $37,477 and an accrual of $151,352 towards decommissioning of the site. The company expects to complete the sale in 2011. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility and is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures for the next 12 months. The company’s long-term liabilities primarily include convertible debentures that bear interest at 4%, payable quarterly in cash and mature on July 25, 2013. At March 27, 2011, the company had $4,300,000 of convertible debentures outstanding.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending March 27, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLENROSE INSTRUMENTS INC.

PART II – OTHER INFORMATION

Item 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 26, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:  Exhibits

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2011.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)