Form 10-Q
period 2011-06-26
GlenRose Instruments Inc.
filed 2011-08-10
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

or

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
Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐  No ☒

Title of each class	Outstanding at June 26, 2011
Common Stock, $0.01 par value	3,112,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 26, 2011

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
As of June 26, 2011 and December 26, 2010

	June 26,	December 26,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,957,005	$1,669,868
Short-term investments	12,305	12,305
Accounts receivable (net of allowances of $25,923and $26,120 for 2011 and 2010, respectively)	4,290,330	4,376,929
Unbilled contract receivables	249,254	370,887
Due from related party	42,858	42,858
Supply inventory	69,283	60,271
Prepaid expenses	411,645	150,515
Other receivables	87,464	58,464
Income tax receivable	46,450	161,356
Deferred tax asset	477,921	474,235
Assets held for sale	1,045,367	1,045,367
Total current assets	8,689,882	8,423,055

Property, plant and equipment, net	1,547,402	1,557,088

Other assets
Restricted cash	451,000	450,000
Deferred financing costs	65,690	104,499
Goodwill	2,740,913	2,740,913
Total other assets	3,257,603	3,295,412

TOTAL ASSETS	$13,494,887	$13,275,555

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of June 26, 2011 and December 26, 2010

	June 26,	December 26,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$210,639	$653,130
Accrued expenses	492,270	363,327
Accrued employee-related costs	2,053,633	1,972,581
Accrued interest, related party	38,064	48,750
Notes payable, current portion	40,175	13,978
Due to related party	8,568	8,002
Capital lease obligations	11,318	10,752
Income taxes payable	497,866	18,130
Total current liabilities	3,352,533	3,088,650

Long-term liabilities
Convertible debentures due to related parties	3,800,000	4,875,000
Capital lease obligations, net of current portion	32,723	38,527
Notes payable, net of current portion	33,684	13,634
Deferred tax liability	405,466	427,198
Other long-term liabilities	30,013	134,552
Total liabilities	7,654,419	8,577,561

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at June 26, 2011 and December 26, 2010)	31,176	31,176
Additional paid-in-capital	7,990,878	7,972,098
Accumulated deficit	(2,181,586)	(3,305,280)
Total stockholders' equity	5,840,468	4,697,994

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,494,887	$13,275,555

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 26, 2011 and June 27, 2010

	Three Months Ended
	June 26,	June 27,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$10,977,919	$10,108,458

Cost of sales	9,485,748	9,095,189

Gross profit from operations	1,492,171	1,013,269

General and administrative expenses	520,885	500,915

Operating income	971,286	512,354

Other income (expense)
Interest and other income	671	675
Interest expense	(56,298)	(179,248)
Total other expense	(55,627)	(178,573)

Income from operations, before income taxes	915,659	333,781

Provision for income taxes	(198,500)	-

Net income	$717,159	$333,781

Net income per share - basic and diluted	$0.23	$0.11

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 26, 2011 and June 27, 2010

	Six Months Ended
	June 26,	June 27,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$21,834,241	$20,018,327

Cost of sales	19,037,333	18,078,956

Gross profit from operations	2,796,908	1,939,371

General and administrative expenses	1,094,713	1,027,670

Operating income	1,702,195	911,701

Other income (expense)
Interest and other income	1,547	5,388
Interest expense	(125,731)	(358,612)
Total other expense	(124,184)	(353,224)

Income from operations, before income taxes	1,578,011	558,477

Provision for income taxes	(454,317)	-

Net income	$1,123,694	$558,477

Net income per share - basic and diluted	$0.36	$0.18

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 26, 2011 and June 27, 2010

	June 26,	June 27,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,123,694	$558,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,799	203,669
Provision for deferred income taxes	(25,418)	-
Amortization of deferred financing costs	38,809	60,000
Stock-based compensation	18,780	42,832
Bad debt expense	(197)	-
Gain on maturities of short-term investments	-	(5,815)
Change in fair value of certificates of deposit	-	1,418

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	86,796	(1,150,264)
Restricted cash	(1,000)	(35,000)
Other receivables	(29,000)	(44,436)
Unbilled contract receivables	121,633	253,396
Prepaid expenses	(261,130)	(85,035)
Inventory	(9,012)	3,524
Income tax receivable	114,906	-
Increase (decrease) in:
Accounts payable	(442,491)	(174,195)
Notes payable	46,247	-
Accrued interest, related party	(10,686)	(113,971)
Due to related party	566	(31)
Deferred revenue	-	197,962
Other long-term liabilities	(104,539)	32,351
Other accrued liabilities	689,731	319,830
Net cash provided by operating activities	1,603,488	64,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(236,113)	(103,815)
Proceeds from the sale of short-term investments	-	1,449,384
Purchases of short-term investments	-	(1,250,259)
Net cash (used in) provided by investing activities	(236,113)	95,310

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(5,238)	(7,139)
Redemption of convertible debentures	(1,075,000)	-
Net cash used in financing activities	(1,080,238)	(7,139)

Net increase in cash and cash equivalents	287,137	152,883
Cash and cash equivalents, beginning of the period	1,669,868	1,012,250
Cash and cash equivalents, ending of the period	$1,957,005	$1,165,133

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending June 26, 2011

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

As of June 26, 2011, the company has three segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the company expects to begin marketing efforts in the second half of 2011. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at June 26, 2011, and the results of operations and cash flows for the three and six months ended June 26, 2011 and June 27, 2010. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 26, 2010.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

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

GLENROSE INSTRUMENTS INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At June 26, 2011, the company had a balance of $2,170,310 in cash and cash equivalents, short-term investments and restricted cash that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended June 26, 2011 and June 27, 2010. Two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 76% and 70% of revenue and 33% and 46% of trade accounts receivable for the three months ended June 26, 2011 and June 27, 2010, respectively and approximately 78% and 71% of revenue and 33% and 46% of trade accounts receivable for the six month periods ended June 26, 2011 and June 27, 2010, respectively. The other customer represented approximately 0% and 15% of revenue and 3% and 22% of trade accounts receivable for the three months ended June 26, 2011 and June 27, 2010, respectively and approximately 0% and 13% of revenue and 3% and 22% of trade accounts receivable for the six month period ended June 26, 2011 and June 27, 2010, respectively.

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

At June 26, 2011, the company’s entire $2,740,913 goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. No goodwill impairment was identified during the years ended December 26, 2010 and December 27, 2009. No events occurred or circumstances changed that required the company to further test goodwill for impairment during the six month period ended June 26, 2011.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the three and six month period ended June 26, 2011, the company recorded a tax provision of $198,500 and $454,317, respectively. There was no tax provision recorded during the three and six month period ended June 27, 2010.

Earnings per Common Share

The company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the company considers its shares issuable in connection with convertible debentures and stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the company’s common stock for the period. There are no dilutive common shares during the three month period ended June 26, 2011 and June 27, 2010. See “Note 5 – Earnings per Share.”

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

GLENROSE INSTRUMENTS INC.

Fair Value of Financial Instruments

The company’s financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible debentures and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. Short-term investments are recorded at fair value. The fair value of capital lease obligations is estimated at its carrying value based on current rates. The current value of the convertible debentures on the balance sheet at June 26, 2011, approximates fair value as the terms approximate those currently available for similar instruments. See “Note 6 – Fair Value Measurements.”

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at June 26, 2011, that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Assets Held for Sale

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At June 26, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,045,367 also includes selling costs incurred to date of $37,477 and an accrual of $151,352 towards decommissioning of the site. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility, which was shipped during the quarter. The company is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed. The company expects to complete the sale in 2011.

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

On July 23, 2010, the holders of the outstanding principal amount of the company’s convertible debentures, agreed to amend the debenture agreements to eliminate subsections (i) and (ii) of Section 6(a) of the debentures. With this amendment the holders gave the company the option to redeem any portion of the debentures by written notice to the holders; provided that a redemption notice is delivered by the company and be received by the holder of the debentures at least ten (10) trading days but not more than thirty (30) trading days prior to the date of the redemption. In connection with the amendment described above, the company redeemed $10,000,000 on August 9, 2010, $575,000 on January 13, 2011, and $500,000 on March 31, 2011. At June 26, 2011, the company had $3,800,000 principal amount of convertible debentures outstanding.

On July 1, 2011, the company redeemed the outstanding amount of the convertible debentures with Blum Strategic Partners IV, L.P., in the principal amount of $3,065,546, plus accrued interest. In connection with that transaction, the company entered into a $500,000 Demand Note Agreement with John N. Hatsopoulos, the company’s Chairman of the Board, and into a $1,500,000 Demand Note Agreement with Arvin H. Smith, the company’s Chief Executive Officer. Both demand note agreements accrue interest at the rate of 4.50% per year.

GLENROSE INSTRUMENTS INC.

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at June 26, 2011 are as follows:

Summary of Lease Obligations:

	2012	2013	2014	2015	Totals

Facilities	$224,541	$139,655	$49,128	$12,282	$425,606
Equipment	10,145	10,145	10,145	4,227	34,662
	$234,686	$149,800	$59,273	$16,509	$460,268

For the three and six month periods ending June 26, 2011, rent expense was $81,919 and $170,074, respectively, and for the three and six month periods ending June 27, 2010, rent expense was $139,017 and $239,546, respectively.

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

Note 4 – Stockholders’ Equity:

Stock-based compensation expense was $18,780 and $42,832 as of June 26, 2011 and June 27, 2010, respectively. At June 26, 2011, there were 10,000 shares of unvested restricted stock outstanding and 67,200 of unvested stock options outstanding.

Note 5 – Earnings per Share:

Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period to common stock. There are no dilutive securities as of June 26, 2011 and June 27, 2010. The following reconciles amounts reported in the financial statements:

	Three Months		Six Months
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Earnings per share
Earnings available to stockholders	$717,159	$333,781	$1,123,694	$558,477

Weighted average shares outstanding - basic	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings per share - basic	$0.23	$0.11	$0.36	$0.18

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings per share - diluted	$0.23	$0.11	$0.36	$0.18

Anti-dilutive restricted stock outstanding	10,000	15,000	10,000	15,000
Anti-dilutive shares underlying stock options outstanding	168,000	177,000	168,000	177,000
Anti-dilutive convertible debentures	542,857	2,125,000	542,857	2,125,000

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

At June 26, 2011, the company had $12,305 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

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

GLENROSE INSTRUMENTS INC.

Segment data for the periods ending June 26, 2011 and June 27, 2010 are included below:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010

Revenues
Environmental Services	$8,434,162	$7,611,359	$16,392,357	$14,976,753
Analytical Laboratories	2,543,757	2,497,099	5,441,884	5,041,574
Instruments	-	-	-	-
	10,977,919	10,108,458	21,834,241	20,018,327
Cost of Sales			-	-
Environmental Services	7,516,550	7,068,110	14,618,882	13,900,501
Analytical Laboratories	1,969,198	2,027,079	4,418,451	4,178,455
Instruments	-	-	-	-
	9,485,748	9,095,189	19,037,333	18,078,956
Gross Profit (Loss)			-	-
Environmental Services	917,612	543,249	1,773,475	1,076,252
Analytical Laboratories	574,559	470,020	1,023,433	863,119
Instruments	-	-	-	-
	1,492,171	1,013,269	2,796,908	1,939,371
General and administrative expenses			-	-
Environmental Services	357,169	315,611	739,017	655,731
Analytical Laboratories	85,913	83,546	206,327	184,400
Instruments	77,803	101,758	149,369	187,539
	520,885	500,915	1,094,713	1,027,670
Operating profit (Loss)			-	-
Environmental Services	560,443	227,638	1,034,458	420,521
Analytical Laboratories	488,646	386,474	817,106	678,719
Instruments	(77,803)	(101,758)	(149,369)	(187,539)
	971,286	512,354	1,702,195	911,701
Supplemental Disclosure Depreciation Expense			-	-
Environmental Services	24,725	15,147	48,230	27,787
Analytical Laboratories	98,633	87,686	197,569	175,882
Instruments	-	-	-	-
	123,358	102,833	245,799	203,669
Capital Expenditures			-	-
Environmental Services	67,985	60,257	120,447	60,257
Analytical Laboratories	12,381	11,551	115,666	43,558
Instruments	-	-	-	-
	80,366	71,808	236,113	103,815
Total Assets			-	-
Environmental Services	8,465,444	7,681,192	16,791,921	14,800,378
Analytical Laboratories	4,810,972	4,240,128	9,300,571	8,318,572
Instruments	218,471	10,295,256	360,314	20,667,033
	$13,494,887	$22,216,576	$26,452,806	$43,785,983

Note 8 – Subsequent Events:

On July 1, 2011, the company redeemed the outstanding amount of the convertible debentures with Blum Strategic Partners IV, L.P., in the principal amount of $3,065,546, plus accrued interest. In connection with that transaction, the company entered into a $500,000 Demand Note Agreement with John N. Hatsopoulos, the company’s Chairman of the Board, and into a $1,500,000 Demand Note Agreement with Arvin H. Smith, the company’s Chief Executive Officer. Both demand note agreements accrue interest at the rate of 4.50% per year.

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

Second Quarter 2011 Compared to Second Quarter 2010

Revenues

Revenues in the second quarter of 2011 were $10,977,919 compared to $10,108,458 for the same period in 2010, an increase of $869,461 or 8.6%. The increase in revenues was due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to new contract awards. The increase in revenue in our Analytical Laboratory revenues was due to increased sample volume primarily at our Lionville location.

Revenues from our Environmental Services in the second quarter of 2011 were $8,434,162 compared to $7,611,359 for the same period in 2010, an increase of $822,803 or 10.8%. Our Environmental Services contributed 76.8% to total revenues in the second quarter of 2011 compared to 75.3% for the same period in 2010. The increase in our Environmental Services revenue was due to new contract awards. Work continued on our CHPRC contract at Hanford and we added additional contract work in radiological mapping for CHPRC.  At Los Alamos our work changed from a long-term support to contracts which include an on-site screening facility, remediation support and environmental well drilling and sampling. We also performed work at the Argonne National Laboratory this quarter in support of a decontamination and demolition project.

Revenues from our Analytical Laboratories in the second quarter of 2011 were $2,543,757 compared to $2,497,099 for the same period in 2010, an increase of $46,658 or 1.9%. Our Analytical Labs contributed 23.2% to total revenues in the second quarter of 2011 compared to 24.7% for the same period in 2010. The increase in revenues was the result of increased sample loads primarily at Lionville. In addition to the number of samples there was also an increased emphasis on performing quick-turn analyses as customers required faster results. Faster analyses carry a premium price which helped increase revenues.

Cost of Sales

The cost of sales in the second quarter of 2011 was $9,485,748 compared to $9,095,189 for the same period in 2010, an increase of $390,559 or 4.3%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases experienced in both the Service and Laboratory segments. We increased the number of employees, subcontracts and direct materials.

The cost of sales from our Environmental Services in the second quarter of 2011 was $7,516,550 compared to $7,068,110 for the same period in 2010, an increase of $448,440 or 6.3% primarily due to salaries of new employees and an increase in subcontracts.

The cost of sales from our Analytical Laboratories in the second quarter of 2011 was $1,969,198 compared to $2,027,079 for the same period in 2010, a decrease of $57,881 or 2.9%, primarily due to decreased direct labor and direct materials costs during the period. During the quarter we utilized our capacity more efficiently and established better cost controls.

Gross Profit

Gross profit in the second quarter of 2011 was $1,492,171 compared to $1,013,269 for the same period in 2010, an increase of $478,902 or 47.3%. The gross profit margin increased to 13.6% in the second quarter of 2011 from 10.0% for the same period in 2010. The increase in the quarterly gross profit was primarily due to increased revenue at our Analytical Laboratories and Environmental Services segments.

The gross profit from our Environmental Services in the second quarter of 2011 was $917,612 compared to $543,249 for the same period in 2010, an increase of $374,363 or 68.9%. The gross profit from our Analytical Laboratories in the second quarter of 2011 was $574,559 compared to $470,020 for the same period in 2010, an increase of $104,539. The increase in gross profit was greater in the Environmental Services segment due to increase in the number of personnel employed, which results in greater revenue and greater gross profit, and due to the on-site screening facility which carried a higher profit margin than labor dominated contracts. Gross margins at the Analytical Laboratories increased primarily at the Lionville and Oak Ridge laboratories and at a lesser extent at the Richmond laboratory.

GLENROSE INSTRUMENTS INC.

Operating Expenses

General and administrative expenses in the second quarter of 2011 were $520,885 compared to $500,915 for the same period in 2010, an increase of $19,970 or 4.0%. The general and administrative expenses increased to meet the demands of increased work and to accommodate increased business development efforts.

Operating Income (Loss)

The operating income in the second quarter of 2011 was $971,286 compared to $512,354 for the same period in 2010. The operating income consisted of $560,443 at the Environmental Services and $488,646 at the Analytical Laboratories, offset by corporate general and administrative expenses of $77,803. The increase in operating income was due to the increased revenue in both operating segments. During the quarter we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by decreases in other indirect costs, including depreciation. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term.  Increases in revenue at the laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

Other Income (Expense)

Other expenses in the second quarter of 2011 were $55,627 compared to $178,573 for the same period in 2010, a decrease of $122,946. Interest and other miscellaneous income in the second quarter of 2011 was $671 compared to $675 for the same period in 2010. The decrease was primarily due to a lower return on invested cash balances. Interest expense in the second quarter of 2011 was $56,298 compared to $179,248 for the same period in 2010 due a smaller principal amount of our related party convertible debentures outstanding offset by amortization of the associated financing expenses associated with those convertible debentures.

Provision for Income Taxes

The company recorded a tax provision of $198,500 in the second quarter of 2011 as the company had fully utilized the majority of its available non separate return limitation year, or SRLY, net loss carryforwards in prior periods. In addition, the company began utilizing the loss carryforwards associated with Lionville which are subject to SRLY limitations in the amount of $134,578. The company recorded no tax provision in the second quarter of 2010.

Net Income/Loss

Net income in the second quarter of 2011 was $717,159 compared to $333,781 for the same period in 2010.

First Six Months 2011 Compared to First Six Months 2010

Revenues

Revenues in the first six months of 2011 were $21,834,241 compared to $20,018,327 for the same period in 2010, an increase of $1,815,914 or 9.1%. The increase in revenues was due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Hanford and increased work at Argonne National Laboratory. The increase in revenue in our Analytical Laboratory revenues was due to increased sample volume at all three labs and increased demand on quick-turn analyses which carry a higher price and margin per sample.

Revenues from our Environmental Services in the first six months of 2011 were $16,392,357 compared to $14,976,753 for the same period in 2010, an increase of $1,415,604 or 9.5%. Our Environmental Services contributed 75.1% to total revenues in the first six months of 2011 compared to 74.8% for the same period in 2010. The increase in our Environmental Services revenue was due to increased work at Hanford and new work at Argonne National Laboratory. At Hanford our efforts are centered on all three contracts, however, the largest increase was with the River Corridor contract where we reached our highest level of effort as that contract is at its peak this year. Work continued on our CHPRC contract at Hanford and we added additional contract work in radiological mapping for CHPRC.  At Los Alamos our work changed from a long-term support contract to a contract which includes an on-site screening facility and remediation support. We also performed work at the Argonne National Laboratory this period in support of a decontamination and demolition project.

GLENROSE INSTRUMENTS INC.

Revenues from our Analytical Laboratories in the first six months of 2011 were $5,441,884 compared to $5,041,574 for the same period in 2010, an increase of $400,310 or 7.9%. Our Analytical Labs contributed 24.9% to total revenues in the first six months of 2011 compared to 25.2% for the same period in 2010. The increase in revenues was the result of increased sample loads. In addition to the number of samples there was also an increased emphasis on performing quick-turn analyses as customers required faster results.  Faster analyses carry a premium price which helped increase revenues. The largest increase was at the Lionville laboratory.

Cost of Sales

The cost of sales in the first six months of 2011 was $19,037,333 compared to $18,078,956 for the same period in 2010, an increase of $958,377 or 5.3%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases experienced in both the Service and Laboratory segments. We increased the number of employees, subcontracts and direct materials.

The cost of sales from our Environmental Services in the first six months of 2011 was $14,618,882 compared to $13,900,501 for the same period in 2010, an increase of $718,381 or 5.2% primarily due to salaries of new employees and an increase in subcontracts.

The cost of sales from our Analytical Laboratories in the first six months of 2011 was $4,418,451 compared to $4,178,455 for the same period in 2010, an increase of $239,996 or 5.7%, primarily due to increased direct labor and direct materials associated with the increased sales during the period. Our direct labor was affected by increased overtime required to meet response times. At our Oak Ridge and Lionville laboratories we did not have to add additional staff to meet the increased work. At the Richmond laboratory we increased the staff to meet the increased demand and shorten response times. During the period we utilized our capacity more efficiently and established better cost controls.

Gross Profit

Gross profit in the first six months of 2011 was $2,796,908 compared to $1,939,371 for the same period in 2010, an increase of $857,537 or 44.2%. The gross profit margin increased to 12.0% in the first six months of 2011 from 9.3% for the same period in 2010. The increase in the gross profit was primarily due to increased revenue at our Analytical Laboratories and Environmental Services segments.

The gross profit from our Environmental Services in the first six months of 2011 was $1,773,475 compared to $1,076,252 for the same period in 2010, an increase of $697,223 or 64.8%. The gross profit from our Analytical Laboratories in the first six months of 2011 was $1,023,433 compared to $863,119 for the same period in 2010, an increase of $160,314. The increase in gross profit was greater in the Environmental Services segment due to increase in the number of personnel employed, which results in greater revenue and greater gross profit and due to the on-site screening facility which carried a higher profit margin than labor dominated contracts. Gross margins at the Analytical Laboratories increased primarily at the Lionville and Oak Ridge laboratories and at a lesser extent at the Richmond laboratory.

Operating Expenses

General and administrative expenses in the first six months of 2011 were $1,094,713 compared to $1,027,670 for the same period in 2010, an increase of $67,043 or 6.5%. The general and administrative expenses increased to meet the demands of increased work and to accommodate increased business development efforts.

Operating Income (Loss)

The operating income in the first six months of 2011 was $1,702,195 compared to $911,701 for the same period in 2010. The operating income consisted of $1,034,458 at the Environmental Services and $817,106 at the Analytical Laboratories, offset by corporate general and administrative expenses of $149,369. The increase in operating income was due to the increased revenue in both operating segments. During the quarter we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. Our overhead was also reduced by decreases in other indirect costs, including depreciation. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term.  Increases in revenue at the laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

GLENROSE INSTRUMENTS INC.

Other Income (Expense)

Other expenses in the first six months of 2011 were $124,184 compared to $353,224 for the same period in 2010, a decrease of $229,040. Interest and other miscellaneous income in the first six months of 2011 was $1,547 compared to $5,388 for the same period in 2010. The decrease was primarily due to a lower return on our overall invested cash balances. Interest expense in the first six months of 2011 was $125,731 compared to $358,612 for the same period in 2010 due a smaller principal amount of our related party convertible debentures outstanding offset by amortization of the associated financing expenses associated with those convertible debentures.

Provision for Income Taxes

The company recorded a tax provision of $454,317 in the first six months of 2011 as the company had fully utilized the majority of its available non SRLY net loss carryforwards in prior periods. In addition, the company began utilizing the loss carryforwards associated with Lionville which are subject to SRLY limitations in the amount of $134,578. The company recorded no tax provision in the first six months of 2010.

Net Income/Loss

Net income in the first six months of 2011 was $1,123,694 compared to $558,477 for the same period in 2010.

Liquidity and Capital Resources

Consolidated working capital at June 26, 2011 was $5,337,349 compared to $5,334,405 at December 26, 2010. Included in working capital were cash, cash equivalents and short-term investments of $1,969,310 as of June 26, 2011, compared to $1,682,173 at December 26, 2010. The increase in working capital was primarily due to cash from operations offset by the redemption of $1,075,000 of convertible debentures including accrued interest.

Cash provided by operating activities was $1,603,488 in the first six months of 2011, compared to $64,712 for the same period in 2010. Our net receivables balance decreased to $4,290,330 in the first six months of 2011 compared to $4,376,929 at December 26, 2010, resulting in an increase in cash of $86,599 primarily due to timing of invoicing related to our Hanford contracts. Our unbilled contract receivables decreased to $249,254 in the first six months of 2011 compared to $370,887 at December 26, 2010, resulting in an increase in cash of $121,633 due to timing of billings on our major cost-type contracts. Our prepaid expenses increased to $411,645 in the first six months of 2011, compared to $150,515 at December 26, 2010, resulting in a decrease in cash of $261,130 due to the timing of annual insurance premium renewals. Other receivables increased to $87,464 in the first six months of 2011, compared to $58,464 at December 26, 2010, resulting in a decrease in cash of $29,000.

Accounts payable decreased to $210,639 in the first six months of 2011, compared to $653,130 at December 26, 2010 resulting in a decrease in cash of $442,491 due to timing and quicker liquidation of payables. Other accrued liabilities, including accrued expenses, accrued employee-related costs and income taxes payable, increased to $3,043,769 in the first six months of 2011, compared to $2,354,038 at December 26, 2010, resulting in an increase in cash of $689,731. Our accrued interest balance associated with the previously issued subordinated notes decreased to $38,064 in the first six months of 2011, compared to $48,750 at December 26, 2010, resulting in a decrease in cash of $10,686 due to interest payments.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first six months of 2011 used $236,113 for purchases of equipment. The company’s financing activities used $1,080,238 of cash in the first six months of 2011, primarily due to redemption of convertible debentures and payments on capital lease obligations.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At June 26, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,045,367 also includes selling costs incurred to date of $37,477 and an accrual of $151,352 towards decommissioning of the site. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility, which was shipped during the quarter and is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed. The company expects to complete the sale in 2011.

GLENROSE INSTRUMENTS INC.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures for the next 12 months. The company’s long-term liabilities primarily include convertible debentures that bear interest at 4%, payable quarterly in cash and mature on July 25, 2013. At June 26, 2011, the company had $3,800,000 of convertible debentures outstanding.

On July 1, 2011, the company redeemed the outstanding amount of the convertible debentures with Blum Strategic Partners IV, L.P., in the principal amount of $3,065,546, plus accrued interest. In connection with that transaction, the company entered into a $500,000 Demand Note Agreement with John N. Hatsopoulos, the company’s Chairman of the Board, and into a $1,500,000 Demand Note Agreement with Arvin H. Smith, the company’s Chief Executive Officer. Both demand note agreements accrue interest at the rate of 4.50% per year.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending June 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2011.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)