Form 10-Q
period 2011-09-25
GlenRose Instruments Inc.
filed 2011-11-09
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

or

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
Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐ No ☒

Title of each class	Outstanding at September 25, 2011
Common Stock, $0.01 par value	3,112,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 25, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

References in this Form 10-Q to “we”, “us”, “our”, the “company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS
As of September 25, 2011 and December 26, 2010

	September 25,	December 26,
	2011	2010
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$15,653	$1,669,868
Short-term investments	12,305	12,305
Accounts receivable (net of allowances of $24,320 and $26,120 for 2011 and 2010, respectively)	5,336,701	4,376,929
Unbilled contract receivables	237,575	370,887
Due from related party	42,858	42,858
Supply inventory	70,785	60,271
Prepaid expenses	210,009	97,450
Other receivables	37,714	58,464
Income tax receivable	-	161,356
Deferred tax asset	484,167	474,235
Assets held for sale	1,047,367	1,045,367
Total current assets	7,495,134	8,369,990

Property, plant and equipment, net	1,510,165	1,557,088

Other assets
Restricted cash	451,000	450,000
Deposits	53,065	53,065
Deferred financing costs	87,346	104,499
Goodwill	2,740,913	2,740,913
Total other assets	3,332,324	3,348,477

TOTAL ASSETS	$12,337,623	$13,275,555

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of September 25, 2011 and December 26, 2010

	September 25,	December 26,
	2011	2010
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,181,159	$653,130
Deferred revenue	426,835	-
Accrued expenses	296,229	363,327
Accrued employee-related costs	1,724,150	1,972,581
Accrued interest, related party	5,254	48,750
Line of credit payable	696,570	-
Term note payable, current portion	142,857	-
Notes payable, current portion	52,578	13,978
Due to related party	22,286	8,002
Capital lease obligations, current portion	11,612	10,752
Income taxes payable	351,979	18,130
Total current liabilities	4,911,509	3,088,650

Long-term liabilities
Convertible debentures due to related parties	-	4,875,000
Term note payable, net of current portion	857,143	-
Notes payable, net of current portion	36,998	13,634
Capital lease obligations, net of current portion	29,707	38,527
Deferred tax liability	394,599	427,198
Other long-term liabilities	27,025	134,552
Total liabilities	6,256,981	8,577,561

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,117,647 shares issued and outstanding at September 25, 2011 and December 26, 2010)	31,176	31,176
Additional paid-in-capital	8,001,338	7,972,098
Accumulated deficit	(1,951,872)	(3,305,280)
Total stockholders' equity	6,080,642	4,697,994

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,337,623	$13,275,555

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 25, 2011 and September 26, 2010

	Three Months Ended
	September 25,	September 26,
	2011	2010
	(unaudited)	(unaudited)

Revenues	$11,016,348	$9,898,694

Cost of sales	9,926,112	8,894,138

Gross profit from operations	1,090,236	1,004,556

General and administrative expenses	579,154	487,391

Operating income	511,082	517,165

Other income (expense)
Interest and other income	1,122	5,357
Interest expense	(97,102)	(352,102)
Total other expense	(95,980)	(346,745)

Income from operations, before income taxes	415,102	170,420

Provision for income taxes	(185,388)	-

Net income	$229,714	$170,420

Net income per share - basic and diluted	$0.07	$0.05

Weighted average shares outstanding -
basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 25, 2011 and September 26, 2010

	Nine Months Ended
	September 25,	September 26,
	2011	2010
	(unaudited)	(unaudited)

Revenues	$32,850,589	$29,917,021

Cost of sales	28,963,445	26,973,094

Gross profit from operations	3,887,144	2,943,927

General and administrative expenses	1,673,867	1,515,061

Operating income	2,213,277	1,428,866

Other income (expense)
Interest and other income	2,669	10,745
Interest expense	(222,833)	(710,714)
Total other expense	(220,164)	(699,969)

Income from operations, before income taxes	1,993,113	728,897

Provision for income taxes	(639,705)	-

Net income	$1,353,408	$728,897

Net income per share - basic and diluted	$0.44	$0.23

Weighted average shares outstanding -
basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 25, 2011 and September 26, 2010

	September 25,	September 26,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,353,408	$728,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362,359	315,189
Provision for deferred income taxes	(42,531)	-
Amortization of deferred financing costs	17,153	315,388
Stock-based compensation	29,240	59,694
Bad debt expense	(1,800)	-
Loss on disposal of fixed assets	-	(3,132)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(957,972)	(989,050)
Restricted cash	(1,000)	(35,000)
Due from related party	-	(42,858)
Other receivables	20,750	993
Unbilled contract receivables	133,312	307,600
Prepaid expenses	(112,559)	(66,843)
Inventory	(10,514)	4,888
Assets held for sale	(2,000)	-
Income tax receivable	161,356	-
Increase (decrease) in:
Accounts payable	528,029	(328,419)
Accrued interest, related party	(43,496)	(235,096)
Due to related party	14,284	(16,545)
Deferred revenue	426,835	77,477
Other long-term liabilities	(107,527)	70,193
Other accrued liabilities	18,320	12,032
Net cash provided by operating activities	1,785,647	175,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(315,436)	(125,778)
Proceeds from the sale of short-term investments	-	10,048,611
Net cash (used in) provided by investing activities	(315,436)	9,922,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of convertible debentures	(4,875,000)	(10,000,000)
Proceeds from term note payable	1,000,000	-
Advance on line of credit	6,389,617	-
Proceeds from notes payable	77,502
Payments on line of credit	(5,693,047)	-
Payments on notes payable	(15,538)	-
Principal payments on capital lease obligations	(7,960)	(11,067)
Net cash used in financing activities	(3,124,426)	(10,011,067)

Net increase in cash and cash equivalents	(1,654,215)	87,174
Cash and cash equivalents, beginning of the period	1,669,868	1,012,250
Cash and cash equivalents, end of the period	$15,653	$1,099,424

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending September 25, 2011

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

In March 2011 the company retained the services of Raymond James & Associates, Inc. to act as its sole, external investment banking advisor in helping the company evaluate strategic alternatives, including the possible sale of all or a material portion of the assets or securities of the company to, or merger of the company with, various third parties. On October 14, 2011, the company terminated the engagement with Raymond James & Associates. Starting in the fourth quarter the company will increase its efforts in the development and manufacturing of a line of radiation monitoring instruments.

As of September 25, 2011, the company has three segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the company expects to begin manufacturing later this year. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the company's financial position at September 25, 2011, and the results of operations and cash flows for the three and nine months ended September 25, 2011 and September 26, 2010. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the company’s Form 10-K for the year ended December 26, 2010.
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

GLENROSE INSTRUMENTS INC.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The company’s cash equivalents are placed with certain financial institutions and issuers. At September 25, 2011, the company did not have any cash and cash equivalents, short-term investments and restricted cash that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

The company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended September 25, 2011 and September 26, 2010. Two of the company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 73% and 70% of revenue and 39% and 74% of trade accounts receivable for the three months ended September 25, 2011 and September 26, 2010, respectively and approximately 77% and 70% of revenue and 39% and 74% of trade accounts receivable for the nine month periods ended September 25, 2011 and September 26, 2010, respectively. The other customer represented approximately 9% and 4% of revenue and 20% and 5% of trade accounts receivable for the three months ended September 25, 2011 and September 26, 2010, respectively and approximately 3% and 10% of revenue and 20% and 5% of trade accounts receivable for the nine month period ended September 25, 2011 and September 26, 2010, respectively.

Revenue Recognition

Revenue for laboratory services is recognized upon completion of the services and the shipment of the related data packages to the company’s customers. Revenue for government service contracts is recognized as the services are performed. Revenues are recognized based upon actual costs incurred plus specified fees or actual time and materials as required. The company performs certain contracts that are audited by either the Defense Contract Audit Agency, or the DCAA, or Los Alamos National Laboratories Internal Audit. Such contracts may be subject to adjustment dependent upon such factors as provisional billing rates or other contract terminology. The company records as revenue what it considers to be allowable costs under government service contracts. Calculations of allowable overhead and profit may also change after audits by the DCAA for cost reimbursable type contracts. Contracts are normally settled during the audit year the contract terminates performance and is submitted for closure. The company is currently audited and settled through December 2005 for all contracts subject to review by DCAA and audited through December 2002 for contracts subject to review by the Los Alamos Internal Audit. Contracts performed after 2005 for DCAA purposes, or after 2002 for the Los Alamos Internal Audit, and are either active or have not been submitted for closure may be subject to adjustment during subsequent audits during the year they are closed and audited.

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

At September 25, 2011, the company’s entire $2,740,913 goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. No goodwill impairment was identified during the years ended December 26, 2010 and December 27, 2009. No events occurred or circumstances changed that required the company to further test goodwill for impairment during the nine month period ended September 25, 2011.

Income Taxes

The company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. During the three and nine month period ended September 25, 2011, the company recorded a tax provision of $185,388 and $639,705, respectively. There was no tax provision recorded during the three and nine month period ended September 26, 2010, as a result of the availability of net loss carryforwards.

Earnings per Common Share

The company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the company considers its shares issuable in connection with convertible debentures and stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the company’s common stock for the period. There were no dilutive common shares during the three and nine month periods ended September 25, 2011 and September 26, 2010. See “Note 5 – Earnings per Share.”

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

GLENROSE INSTRUMENTS INC.

Fair Value of Financial Instruments

At September 25, 2011 the Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, line of credit payable, term note payable and notes payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on their short-term nature. The fair value of capital lease obligations and notes payable is estimated at its carrying value based on current rates. The carrying value of the Company’s line of credit and term loan approximates its fair value due to its variable interest rate. Short-term investments are recorded at fair value.  See “Note 6 – Fair Value Measurements.”

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at September 25, 2011, that would indicate that the remaining net book value of the company’s long-lived assets are not recoverable.

Assets Held for Sale

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At September 25, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,047,367 also includes selling costs incurred to date of $37,477 and an accrual of $153,352 towards decommissioning of the site. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility, which was shipped during the quarter. The company is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed. The company expects to complete the sale in 2011.

Note 2 – Debt:

On July 25, 2008, the company entered into subscription agreements with four investors for the sale of convertible debentures in the aggregate principal amount of $14,875,000. The primary investor was Blum Strategic Partners IV, L.P., who subscribed for $12,000,000 of the debentures. Additional investors included John N. Hatsopoulos, the company’s Chairman of the board, Arvin H. Smith, the company’s President and Chief Executive Officer, and Philip Frost M.D., a holder of more than 10% of the outstanding equity securities of the company immediately prior to the sale of the debentures, who subscribed for $2,875,000 of debentures by exchanging existing promissory notes of the company for the debentures. The debentures carried interest at 4%, payable quarterly in cash, and matured on July 25, 2013. The debentures were convertible at the option of the holder at any time into shares of common stock at a conversion price equal to $7.00 per share.

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

On July 1, 2011, the company redeemed the outstanding amount of the convertible debentures with Blum Strategic Partners IV, L.P., in the principal amount of $3,065,546, plus accrued interest. In connection with that transaction, the company entered into a $500,000 Demand Note Agreement with John N. Hatsopoulos, the company’s Chairman of the Board, and into a $1,500,000 Demand Note Agreement with Arvin H. Smith, the company’s Chief Executive Officer. Both demand note agreements accrued interest at the rate of 4.50% per year.

GLENROSE INSTRUMENTS INC.

On August 31, 2011, the company entered into a line of credit agreement with Wells Fargo Bank for a $5,000,000 credit facility. The facility included a $1,000,000 term real-estate note, or Term Note, with a 7 year straight line amortization, at Libor plus 3.5%, and up to $4,000,000 in a revolving line of credit, or Line of Credit, for 5 years, at Libor plus 3.5%, based on a borrowing base of the company’s trade receivables subject to certain adjustments.

The Term Note and Line of Credit are payable by Eberline Services Inc., Eberline Services Hanford Inc., Eberline Analytical Laboratory Inc., and Lionville Laboratory Inc., subsidiaries of the Company. The Term Note is secured by the company’s real estate assets which are included in fixed assets which at September 25, 2011 had a net book value of $1,510,165. The Line of Credit is secured by the company’s trade receivables. The undrawn portion of the Line of Credit at September 25, 2011 was $3,342,540. The loan is also subject to various financial statement covenants including EBITDA, book value, and fixed charge coverage ratio. On August 31, 2011, the company borrowed $1,000,000 against the Term Note and $1,000,000 against the Line of Credit and used the proceeds to redeem the remaining balance of the convertible debentures and pay down the Demand Note Agreements with John N. Hatsopoulos and Arvin H. Smith.

As of September 25, 2011, there were no convertible debentures outstanding and the Demand Note Agreements were paid in full. The balance outstanding on the Term Note was $1,000,000 and the balance outstanding on the revolving line of credit was $696,570.

Note 3 – Commitments and Contingencies:

The company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at September 25, 2011 are as follows:

Summary of Lease Obligations:

	2012	2013	2014	2015	Totals

Facilities	$224,541	$139,655	$49,128	$12,282	$425,606
Equipment	10,145	10,145	10,145	4,227	34,662
	$234,686	$149,800	$59,273	$16,509	$460,268

For the three and nine month periods ending September 25, 2011, rent expense was $79,893 and $249,967, respectively, and for the three and nine month periods ending September 26, 2010, rent expense was $53,281 and $292,827, respectively.

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

Note 4 – Stockholders’ Equity:

Stock-based compensation expense was $29,240 and $59,694 as of September 25, 2011 and September 26, 2010, respectively. At September 25, 2011, there were 10,000 shares of unvested restricted stock outstanding and 67,200 of unvested stock options outstanding.

GLENROSE INSTRUMENTS INC.

Note 5 – Earnings per Share:

Basic and diluted earnings per share for the three and nine month periods ended September 25, 2011 and September 26, 2010 was as follows:

	Three Months		Nine Months
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
Earnings per share
Earnings available to stockholders	$229,714	$170,420	$1,353,408	$728,897

Weighted average shares outstanding - basic	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings per share - basic	$0.07	$0.05	$0.44	$0.23

Assumed exercise of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647	3,102,647	3,102,647
Net earnings per share - diluted	$0.07	$0.05	$0.44	$0.23

Anti-dilutive restricted stock outstanding	10,000	15,000	10,000	15,000
Anti-dilutive shares underlying stock options outstanding	168,000	173,000	168,000	173,000
Anti-dilutive convertible debentures	-	696,429	-	696,429

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

At September 25, 2011, the company had $12,305 in short-term investments that are comprised of certificates of deposits which are categorized as Level 2. The company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

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

GLENROSE INSTRUMENTS INC.

The company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the company expects to begin manufacturing later this year. As of the date of this report the company has not made any commitments, nor has it acquired any instrument businesses. Acquisition of instrument businesses is no longer a focus in our strategy. Intercompany costs and sales are eliminated in the consolidated financial statements.

Segment data for the periods ending September 25, 2011 and September 26, 2010 are included below:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Environmental Services	$8,402,364	$7,430,660	$24,794,721	$22,407,413
Analytical Laboratories	2,613,984	2,468,034	8,055,868	7,509,608
Instruments	-	-	-	-
	11,016,348	9,898,694	32,850,589	29,917,021
Cost of Sales
Environmental Services	7,630,428	6,680,747	22,249,310	20,581,248
Analytical Laboratories	2,295,684	2,213,391	6,714,135	6,391,846
Instruments	-	-	-	-
	9,926,112	8,894,138	28,963,445	26,973,094
Gross Profit (Loss)
Environmental Services	771,936	749,913	2,545,411	1,826,165
Analytical Laboratories	318,300	254,643	1,341,733	1,117,762
Instruments	-	-	-	-
	1,090,236	1,004,556	3,887,144	2,943,927
General and administrative expenses
Environmental Services	377,127	330,906	1,116,144	986,637
Analytical Laboratories	105,450	101,793	311,777	286,193
Instruments	96,577	54,692	245,946	242,231
	579,154	487,391	1,673,867	1,515,061
Operating profit (Loss)
Environmental Services	394,809	419,007	1,429,267	839,528
Analytical Laboratories	212,850	152,850	1,029,956	831,569
Instruments	(96,577)	(54,692)	(245,946)	(242,231)
	511,082	517,165	2,213,277	1,428,866
Supplemental Disclosure
Depreciation Expense
Environmental Services	36,183	16,273	84,413	44,060
Analytical Laboratories	80,377	95,247	277,946	271,129
Instruments	-	-	-	-
	116,560	111,520	362,359	315,189
Capital Expenditures
Environmental Services	44,157	-	164,604	60,257
Analytical Laboratories	35,166	21,963	150,832	65,521
Instruments	-	-	-	-
	79,323	21,963	315,436	125,778

	September 25,	December 26,
	2011	2010
	(unaudited)
Total Assets
Environmental Services	8,451,101	8,905,345
Analytical Laboratories	3,546,154	4,250,758
Instruments	340,368	119,452
	$12,337,623	$13,275,555

GLENROSE INSTRUMENTS INC.

Note 8 – Subsequent Events:

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

Third Quarter 2011 Compared to Third Quarter 2010

Revenues

Revenues in the third quarter of 2011 were $11,016,348 compared to $9,898,694 for the same period in 2010, an increase of $1,117,654 or 11.3%. The increase in revenues was due to an increase in both our Environmental Services revenues, and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Hanford and increased work at Argonne National Laboratory. The increase in revenue in our Analytical Laboratory revenues was due to increased sample volume primarily at our Lionville location.

Revenues from our Environmental Services in the third quarter of 2011 were $8,402,364 compared to $7,430,660 for the same period in 2010, an increase of $971,704 or 13.1%. Our Environmental Services contributed 76.3% to total revenues in the third quarter of 2011 compared to 75.1% for the same period in 2010. The increase in our Environmental Services revenue was due to increased work at Hanford and new work at Argonne National Laboratory. Work continued on our CHPRC contract at Hanford and we added additional contract work in radiological mapping for CHPRC. At Los Alamos our work changed from a long-term support contract to contracts which include an on-site screening facility, remediation support and environmental well drilling and sampling. We also performed work at the Argonne National Laboratory this quarter in support of a decontamination and demolition project.

Revenues from our Analytical Laboratories in the third quarter of 2011 were $2,613,984 compared to $2,468,034 for the same period in 2010, an increase of $145,950 or 5.9%. Our Analytical Laboratories contributed 23.7% to total revenues in the third quarter of 2011 compared to 24.9% for the same period in 2010. The increase in revenues was the result of increased sample loads primarily at the Lionville laboratory. In addition to the number of samples there was also an increased emphasis on performing quick-turn analyses as customers required faster results. Faster analyses carry a premium price which helped increase revenues.

Cost of Sales

The cost of sales in the third quarter of 2011 was $9,926,112 compared to $8,894,138 for the same period in 2010, an increase of $1,031,974 or 11.6%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases at both the Analytical Services and Laboratory segments. We also increased the number of employees, subcontracts and direct materials in those segments. The cost of sales from our Environmental Services in the third quarter of 2011 was $7,630,428 compared to $6,680,747 for the same period in 2010, an increase of $949,681 or 14.2% primarily due to salaries of new employees and an increase in subcontracts. The cost of sales from our Analytical Laboratories in the third quarter of 2011 was $2,295,684 compared to $2,213,391 for the same period in 2010, an increase of $82,293 or 3.7%, primarily due to increased direct labor and direct material costs during the period.

Gross Profit

Gross profit in the third quarter of 2011 was $1,090,236 compared to $1,004,556 for the same period in 2010, an increase of $85,680 or 8.5%. The gross profit margin decreased to 9.9% in the third quarter of 2011 from 10.1% for the same period in 2010. The gross profit from our Environmental Services in the third quarter of 2011 was $771,936 compared to $749,913 for the same period in 2010, an increase of $22,023 or 2.9% due to the use of on-site screening facility which carried a higher profit margin than labor dominated contracts. The gross profit from our Analytical Laboratories in the third quarter of 2011 was $318,300 compared to $254,643 for the same period in 2010, an increase of $63,657 or 25.0% due to net revenue increase across the segment.

GLENROSE INSTRUMENTS INC.

Operating Expenses

General and administrative expenses in the third quarter of 2011 were $579,154 compared to $487,391 for the same period in 2010, an increase of $91,763 or 18.8%. The general and administrative expenses increased to meet the demands of increased work and to accommodate increased business development efforts.

Operating Income

The operating income in the third quarter of 2011 was $511,082 compared to $517,165 for the same period in 2010. The operating income consisted of $394,809 at the Environmental Services and $212,850 at the Analytical Laboratories, offset by corporate general and administrative expenses of $96,577. The decrease in operating income was due to an increase in our general and administrative costs related to increased business development efforts.

Other Income (Expense)

Other expenses in the third quarter of 2011 were $95,980 compared to $346,745 for the same period in 2010, a decrease of $250,765. Interest and other miscellaneous income in the third quarter of 2011 was $1,122 compared to $5,357 for the same period in 2010. The decrease was primarily due to a lower return on invested cash balances. Interest expense in the third quarter of 2011 was $97,102 compared to $352,102 for the same period in 2010 due a smaller principal amount of our related party convertible debentures outstanding offset by amortization of the associated financing expenses associated with those convertible debentures.

Provision for Income Taxes

The company recorded a tax provision of $185,338 in the third quarter of 2011 as the company had fully utilized the majority of its available non separate return limitation year (“SRLY”), net loss carryforwards in prior periods. The company recorded no tax provision in the third quarter of 2010.

Net Income/Loss

Net income in the third quarter of 2011 was $229,714 compared to $170,420 for the same period in 2010.

First Nine Months 2011 Compared to First Nine Months 2010

Revenues

Revenues in the first nine months of 2011 were $32,850,589 compared to $29,917,021 for the same period in 2010, an increase of $2,933,568 or 9.8%. The increase in revenues was due to an increase in both our Environmental Services revenues and Analytical Laboratory revenues. The increase in our Environmental Services revenues was due to increased work at Hanford and increased work at Argonne National Laboratory. The increase in revenue in our Analytical Laboratory revenues was due to increased sample volume at our Oak Ridge and Lionville laboratories because of increased demand on quick-turn analyses which carry a higher price and margin per sample.

Revenues from our Environmental Services in the first nine months of 2011 were $24,794,721 compared to $22,407,413 for the same period in 2010, an increase of $2,387,308 or 10.7%. Our Environmental Services contributed 75.5% to total revenues in the first nine months of 2011 compared to 74.9% for the same period in 2010. The increase in our Environmental Services revenue was due to increased work at Hanford and new work at Argonne National Laboratory. At Hanford our efforts are centered on all three contracts, however, the largest increase was with the River Corridor contract where we reached our highest level of effort as that contract is at its peak this year. Work continued on our CHPRC contract at Hanford and we added additional contract work in radiological mapping for CHPRC. At Los Alamos our work changed from a long-term support contract to a contract which includes an on-site screening facility and remediation support. We also performed work at the Argonne National Laboratory this period in support of a decontamination and demolition project.

Revenues from our Analytical Laboratories in the first nine months of 2011 were $8,055,868 compared to $7,509,608 for the same period in 2010, an increase of $546,260 or 7.3%. Our Analytical Labs contributed 24.5% to total revenues in the first nine months of 2011 compared to 25.1% for the same period in 2010. The increase in revenues was the result of increased sample loads. In addition to the number of samples there was also an increased customer demand in performing quick-turn analyses which carry a premium price. The largest increase was at the Lionville laboratory.

GLENROSE INSTRUMENTS INC.
Cost of Sales

The cost of sales in the first nine months of 2011 was $28,963,445 compared to $26,973,094 for the same period in 2010, an increase of $1,990,351 or 7.4%. The increase in cost of sales was primarily due to increased variable costs associated with the sales increases experienced in both the Analytical Services and Laboratory segments. We increased the number of employees, subcontracts and direct materials. The cost of sales from our Environmental Services in the first nine months of 2011 was $22,249,310 compared to $20,581,248 for the same period in 2010, an increase of $1,668,062 or 8.1% primarily due to salaries of new employees and an increase in subcontracts. The cost of sales from our Analytical Laboratories in the first nine months of 2011 was $6,714,135 compared to $6,391,846 for the same period in 2010, an increase of $322,289 or 5.0%, primarily due to increased direct labor and direct materials associated with the increased sales during the period. Our direct labor was affected by increased overtime required to meet response times despite our efforts to utilize our capacity more efficiently and establish better cost controls.

Gross Profit

Gross profit in the first nine months of 2011 was $3,887,144 compared to $2,943,927 for the same period in 2010, an increase of $943,217 or 32.0%. The gross profit margin increased to 11.8% in the first nine months of 2011 from 9.8% for the same period in 2010. The increase in the gross profit was primarily due to increased revenue at our Analytical Laboratories and Environmental Services segments. The gross profit from our Environmental Services in the first nine months of 2011 was $2,545,411 compared to $1,826,165 for the same period in 2010, an increase of $719,246 or 39.4%. The gross profit from our Analytical Laboratories in the first nine months of 2011 was $1,341,733 compared to $1,117,762 for the same period in 2010, an increase of $223,971 or 20.0%.

Operating Expenses

General and administrative expenses in the first nine months of 2011 were $1,673,867 compared to $1,515,061 for the same period in 2010, an increase of $158,806 or 10.5%. The general and administrative expenses increased as we increased business development efforts.

Operating Income

The operating income in the first nine months of 2011 was $2,213,277 compared to $1,428,866 for the same period in 2010. The operating income consisted of $1,429,267 at the Environmental Services and $1,029,956 at the Analytical Laboratories, offset by corporate general and administrative expenses of $245,946. The increase in operating income was due to the increased revenue in both operating segments. During the period we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. The increase in our Analytical Laboratory revenues allowed for better utilization of existing infrastructure, staff and capacity, as the cost structure of the laboratories is generally fixed in the short-term. Increases in revenue at the laboratories require a lower incremental increase in direct costs, resulting in higher margins and subsequently a greater operating income.

Other Income (Expense)

Other expenses in the first nine months of 2011 were $220,164 compared to $699,969 for the same period in 2010, a decrease of $479,805. Interest and other miscellaneous income in the first nine months of 2011 was $2,669 compared to $10,745 for the same period in 2010. The decrease was primarily due to a lower return on our overall invested cash balances. Interest expense in the first nine months of 2011 was $222,833 compared to $710,714 for the same period in 2010 due the repayment of principal amount of our related party convertible debentures outstanding, offset by amortization of the associated financing expenses associated with those convertible debentures.

Provision for Income Taxes

The company recorded a tax provision of $639,705 in the first nine months of 2011 as the company had fully utilized the majority of its available non SRLY net loss carryforwards in prior periods. The company recorded no tax provision in the first nine months of 2010.

Net Income/Loss

Net income in the first nine months of 2011 was $1,353,408 compared to $728,897 for the same period in 2010.

GLENROSE INSTRUMENTS INC.

Liquidity and Capital Resources

Consolidated working capital at September 25, 2011 was $2,583,625 compared to $5,281,340 at December 26, 2010. Included in working capital were cash, cash equivalents and short-term investments of $27,958 as of September 25, 2011, compared to $1,682,173 at December 26, 2010. The decrease in working capital was primarily due to cash generated from operations offset by the redemption of $4,875,000 of convertible debentures including accrued interest.

Cash provided by operating activities was $1,785,647 in the first nine months of 2011, compared to $175,408 for the same period in 2010. Our net receivables balance increased to $5,336,701 in the first nine months of 2011 compared to $4,376,929 at December 26, 2010, resulting in a decrease in cash of $959,772 primarily due to timing of invoicing related to a new contract at Los Alamos. Our unbilled contract receivables decreased to $237,575 in the first nine months of 2011 compared to $370,887 at December 26, 2010, resulting in an increase in cash of $133,312 due to timing of billings on our major cost-type contracts. Our prepaid expenses increased to $210,009 in the first nine months of 2011, compared to $97,450 at December 26, 2010, resulting in a decrease in cash of $112,559 primarily due to the payment and timing of normal operating expenses. Our other receivables decreased to $37,714 in the first nine months of 2011, compared to $58,464 at December 26, 2010, resulting in an increase in cash of $20,750. Our income tax receivable decreased to $0 in the first nine months of 2011, compared to $161,356 at December 26, 2010, resulting in an increase in cash of $161,356.

Accounts payable increased to $1,181,159 in the first nine months of 2011, compared to $653,130 at December 26, 2010 resulting in an increase in cash of $528,029 due to increased subcontract invoices on a new contract. Other accrued liabilities, including accrued expenses, accrued employee-related costs and income taxes payable, increased to $2,372,358 in the first nine months of 2011, compared to $2,354,038 at December 26, 2010, resulting in an increase in cash of $18,320. Our accrued interest balance associated with the previously issued subordinated notes decreased to $5,254 in the first nine months of 2011, compared to $48,750 at December 26, 2010, resulting in a decrease in cash of $43,496 due to interest payments.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first nine months of 2011 used $315,436 for purchases of equipment. The company’s financing activities used $3,124,426 of cash in the first nine months of 2011, primarily due to redemption of convertible debentures and payments on capital lease obligations offset by proceeds from a Term Note payable and an advance on a Line of Credit.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At September 25, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,047,367 also includes selling costs incurred to date of $37,477 and an accrual of $153,352 towards decommissioning of the site. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility, which was shipped during the quarter. The company is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed. The company expects to complete the sale in 2011.

The company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents, available borrowings under the Line of Credit and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures for the next 12 months. The company’s long-term liabilities primarily include a Term Note secured by the company’s real estate assets with a 7 year straight line amortization at Libor plus 3.50%.

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

On August 31, 2011, the company entered into a credit agreement with Wells Fargo Bank for a $5,000,000 credit facility. The facility included a $1,000,000 term real-estate note with a 7 year straight line amortization, at Libor plus 3.5%, and up to $4,000,000 in a revolving line of credit for 5 years, at Libor plus 3.5%. On August 31, 2011, the company borrowed $1,000,000 against the Term Note and $1,000,000 against the line of credit and used the proceeds to redeem the remaining balance of the convertible debentures and pay down the Demand Note Agreements with John N. Hatsopoulos and Arvin H. Smith.

GLENROSE INSTRUMENTS INC.

As of September 25, 2011, there were no convertible debentures outstanding and the Demand Note Agreements were paid in full. The balance outstanding on the Term Note was $1,000,000 and the balance outstanding on the revolving line of credit was $696,570.

The company believes that its existing resources, including cash and cash equivalents, available borrowings under the Line of Credit, future cash flow from operations, and potential future property sales in Albuquerque, New Mexico and Richmond California will be sufficient to meet those obligations. Our ability to continue to access capital, however, could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

In March 2011 the company retained the services of Raymond James & Associates, Inc. to act as its sole, external investment banking advisor in helping the company evaluate strategic alternatives, including the possible sale of all or a material portion of the assets or securities of the company to, or merger of the company with, various third parties. On October 14, 2011, the company terminated the engagement of Raymond James & Associates. Starting in the fourth quarter the company will increase its efforts in the development and manufacturing of a line of radiation monitoring instruments.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending September 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)