Form 10-K
period 2011-12-25
GlenRose Instruments Inc.
filed 2012-03-23
CIK 1340095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011

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

Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 26, 2011.

As of March 22, 2012 the registrant’s shares of common stock outstanding were: 3,112,647.

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

GLENROSE INSTRUMENTS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2011

GLENROSE INSTRUMENTS INC.

PART I

Item 1. Business.

General

GlenRose Instruments Inc., or GlenRose Instruments, the Company, we, our, or us, and its subsidiaries, provides radiological services; operates a radiochemistry laboratory network; and provides radiological characterization and analysis; provides hazardous, radioactive and mixed waste management; and provides facility, environmental, safety, and industrial hygiene health management.

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

GlenRose Instruments was incorporated in Delaware in September 2005. The Company operates through its wholly owned subsidiary, Eberline Services Inc., or Eberline Services, or ESI, and its subsidiaries. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc., or ESHI, Eberline Analytical Corporation, or EAC, Benchmark Environmental Corp., and Lionville Laboratory Inc., or Lionville. At the beginning of 2007, all of our outstanding shares of common stock were held by an affiliated limited partnership, which distributed all of our shares to its partners on December 31, 2007. As of December 25, 2011, Eberline Services and its subsidiaries generated all of the revenues of the Company.

Our principal operational headquarters is located in Albuquerque, New Mexico, and our principal executive offices are located in Waltham, Massachusetts. We plan to maintain a website at the following address: www.glenroseinstruments.com. Our website address included in this Annual Report on Form 10-K is a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K. Through a link on our website to the Securities and Exchange Commission, or SEC, website, www.sec.gov, we intend to provide free access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after electronic filing with the SEC. The charters of our committees of the board of directors of the Company, and our Code of Business Conduct and Ethics for our directors, officers and employees, are also expected to be available on our website, and we intend to post on our website any waivers of, or amendments to, such code of ethics.

Segment Reporting

As of December 25, 2011, we have three segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the cleanup of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the Company expects to begin marketing efforts in 2012. As of the date of this report the Company has not made any commitments, nor has it acquired any instrument businesses. Acquisition of instrument businesses is no longer a focus in our strategy. See our consolidated financial statements included in ‘‘Item 15. Exhibits and Financial Statement Schedules’’ of this Annual Report on Form 10-K for further financial information on our operating segments.

Background and Market

Environmental and Analytical Laboratory Services

The principal regulatory drivers of the hazardous waste management industry are the Resource Conservation and Recovery Act, or RCRA, enacted in 1976, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA. RCRA requires waste generators to distinguish between “hazardous” and “non-hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. The collection and disposal of solid and hazardous wastes are subject to local, state and federal laws and regulations, which regulate health, safety, the environment, zoning and land use. CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release of a hazardous substance. An integral part of this regulatory and compliance scheme is the need to detect and measure contaminants in order to ensure compliance.

GLENROSE INSTRUMENTS INC.

Our present focus is on the detection and measurement of radioactive wastes and “mixed wastes” which consist of radioactive wastes and other hazardous materials. The federal government primarily generated these wastes during the development and production of nuclear weapons. The nuclear power industry is another source of radioactive wastes.

The Department of Defense, or DOD, and the Department of Energy, or DOE, have not had true annual fiscal-year budgets for the past three years and have been operating on continuing resolutions for environmental expenditures that include closure and remediation of military bases and cleanup of nuclear weapons facilities. The federal government maintained fiscal year 2011 funding for all programs through fiscal year 2012 via a continuing resolution process. These years also contained additional expenditures under the “stimulus” program. The 2013 fiscal year DOE budget is detailed in the annual Presidential budget requests from these departments to Congress. The DOE's fiscal year 2013 budget request is approximately $5.65 billion, a 5.8% decline from the base funding for environmental management, including $950 million for facility infrastructure deactivation and decontamination and $428 million for site services. The DOD budget request for 2013 is $613.9 billion, a 4.9 % decline from 2012. DOD has stated that there is a continuing need to ensure that the hazardous wastes present at these sites, sometimes located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. The DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste.

Our radiological and waste management services are employed primarily by the federal government in connection with the cleanup of the former and present atomic weapons and energy sites operated by the federal government.

Analytical Instruments

In 2008, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments. The development budget for the first instrument was estimated at approximately $250,000. As of December 25, 2011, the Company had spent approximately $140,000 towards the development of a prototype instrument. The research and development effort is substantially complete and the Company expects to begin marketing in 2012.

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

GLENROSE INSTRUMENTS INC.

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

Our laboratories hold the appropriate permits and licenses from the DOE, DOD, United States Corps of Engineers, Navy, and Nuclear Regulatory Agency and from 26 states.

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

GLENROSE INSTRUMENTS INC.

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

Since 1994, ESHI has provided radiological and industrial hygiene support, quality assurance, and safety services as a pre-selected subcontractor to both, Bechtel Hanford, Inc., or Bechtel, and Washington Closure Hanford, LLC, or WCH, at the Hanford Reservation. The Hanford Reservation is the largest complex within the DOE complex and the cleanup program is anticipated to extend beyond 2035. From 1994-2011, ESHI generated over $212.0 million in revenue from subcontracting work between the two contractors.

Until September 2005, ESHI operated under a subcontract agreement with Bechtel. When Bechtel’s contract expired on August 30, 2005 the DOE awarded the successor contract, the River Corridor Contract, or RCC, to WCH. WCH pre-selected ESHI as a subcontractor, and we continue to provide services to the site-wide cleanup effort. The RCC contract has substantial fee incentives for the team to complete the project by the end of government fiscal year 2013. ESHI’s current contract relationship with WCH is on a year-to-year basis, with extensions to the base contract through 2015. As with all contracts of this nature, our contract can be canceled on relatively short notice at the convenience of the federal government. Based in Richland, Washington, ESHI has approximately 175 employees. ESHI holds a contract with the Hanford Atomic Metal Trades Council labor bargaining unit and employs radiological control and industrial hygiene technicians to support Hanford Reservation projects. The Hanford Reservation contract with WCH is the largest held by us and accounts for approximately 62% of our total revenues.

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

GLENROSE INSTRUMENTS INC.

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

We have established an excellent record for working safely in an environment consisting of radioactively contaminated condemned buildings and nuclear reactors, contaminated excavation sites with steep slopes and trenches, and in the vicinity of heavy equipment. In spite of the fact that our technicians and supervisors are deployed daily to work in excavation sites, old buildings and facilities, we have had only one lost-time injury since 1995. We recently completed more than two million hours worked without lost-time injury on the RCC.

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

For the fiscal years ended December 25, 2011 and December 26, 2010, the federal government and its prime contractors accounted for more than 90% of our consolidated revenues. Two contracts accounted for 69% of our consolidated revenues. Any disruption in government funding, our relationship with the government or our major clients could have a material adverse impact on our financial condition. In addition, the inability to win new government contracts would have a material adverse effect on our business and financial condition.

GLENROSE INSTRUMENTS INC.

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
7

GLENROSE INSTRUMENTS INC.

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

GLENROSE INSTRUMENTS INC.

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

Research and Development

In 2008, we began limited research and development in nuclear instrumentation with the intent to develop a new line of instruments. The development budget for the first instrument was estimated at approximately $250,000. As of December 25, 2011, the Company had spent approximately $140,000 towards the development of a prototype instrument. The research and development effort is substantially complete and the Company expects to begin marketing efforts in 2012.

Employees

As of December 25, 2011, the Company and its subsidiaries employed approximately 308 active full-time employees and 20 part-time employees. Included in this group are approximately 140 employees at the Hanford Reservation who are covered under a collective bargaining agreement. One of our subsidiaries has a contract with the Hanford Atomic Metal Trades Council. We have a good relationship with the union. In general, we believe that our relationship with our employees is satisfactory.

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

We reported a net income for the years ended December 25, 2011 and December 26, 2010 but we reported net losses for the years ended December 27, 2009 and December 28, 2008. As the DOE closes facilities, it may result in fewer projects and samples for analytical laboratory services and environmental services. Our ability to remain profitable is dependent on numerous factors, some of which the Company cannot control or influence. Political pressure to reduce government spending or to reduce the federal deficit could materially impact our business.

We are substantially dependent on contracts with the U.S. Government.

Over 90% of our revenue is derived, directly or indirectly, from contracts with the federal government, and our sales concentration is skewed towards two primary customers. Two contracts accounted for 69% of our consolidated revenues. Any disruption in government funding or in our relationship with the government could have a material adverse impact on our financial condition. In addition, many of our contracts with federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by the federal or state agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. The inability to win new government contracts would have a material adverse effect on our business and financial condition.

GLENROSE INSTRUMENTS INC.

Fixed-price contracts expose us to losses in the event of unanticipated cost increases.

Our laboratories conduct a fixed-price sample business, which constitutes approximately 22.5% of our consolidated revenues. Fixed-price contracts may have unanticipated or unforeseeable cost increases that could have a material adverse impact on our financial condition if we underbid these contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

•	underestimation of costs;
•	increased energy and chemical prices;
•	problems with the appropriate choice of technologies;
•	unforeseen costs or difficulties;
•	delays beyond our control; and
•	economic and other changes that may occur during the contract period.

Future federal audits could materially affect our results of operations and financial condition.

It is possible that future federal audits performed by the Defense Contract Audit Agency, or DCAA, on cost-plus-fixed-fee and related types of government contracts may determine that there have been overpayments to us by the government. Any related settlement of that sort may create a liability for the Company. In the past, settlements had the opposite effect with the Company recouping additional funds. The possibility, however, does exist for overbilling due to incorrect provisional overhead rates in a given year. As of December 25, 2011, the Company had approximately $135 million of unaudited costs associated with cost-type contracts dating back to fiscal year 2006.

We perform services under numerous subcontract agreements on cost-reimbursable contracts with the federal government. During the period from 1998 to 2003, the Company was party to a subcontract agreement with Johnson Control Northern New Mexico, or JCNNM, to provide services to Los Alamos on a cost-reimbursable basis. On May 14, 2007, the Company received notification from IAP-Northern New Mexico, or IAPNNM, the successor corporation to JCNNM, that the results of a Los Alamos audit for the period ending in 2003 determined that certain costs previously claimed and billed by the Company were subsequently deemed unallowable or otherwise not reimbursable. IAPNNM requested that we reimburse the amount of $321,836 that was paid to the Company during the subject time period. In January 2009, the Company protested the Los Alamos audit results claiming they were inaccurate and requested to resubmit a claim for the subject contract. The Los Alamos audit team agreed to review the audit results and adjust the claim as needed. As of December 25, 2011, Los Alamos had not reviewed our claim. In the event it is determined that we have to reimburse such amount in full, the resultant cost could materially affect our results of operations.

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

Our business of rendering services in connection with management of waste, including certain types of hazardous waste and low-level radioactive waste, subjects us to risks of liability for damages. Such liability could involve, without limitation:

•	claims for cleanup costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials;
•	claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and
•	claims alleging negligence or professional errors or omissions in the planning or performance of our services.

In addition, we are subject to potentially large civil and criminal liabilities. The government could suspend or disbar us as a government contractor or hold us liable for any failure to abide by environmental laws and regulations.

GLENROSE INSTRUMENTS INC.

We are substantially dependent on current management, and if we fail to attract and keep senior management and key scientific and operating personnel, we may be unable to successfully pursue our growth strategy.

Our success depends on the contributions of our key management, especially our Chief Executive Officer, Arvin Smith, and our Chairman, John Hatsopoulos. Their respective ages are 82 and 77. We expect that our future market capitalization will be in significant part dependent on the reputation of these individuals. We do not have employment contracts with either of these individuals, and we do not maintain key person insurance on any of our employees, officers, or directors. The loss of the services of either of these individuals would likely have a material adverse effect on our business and prospects.

Our success also depends on our ability to retain and expand our staff of qualified managerial and technical personnel. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would likely have a material adverse effect on us.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2012 and beyond.

The current economic conditions could adversely impact our business in 2012 and beyond, resulting in reduced demand for our services, increased rate of order cancellations or delays, increased pressure on the prices for our samples; and greater difficulty in collecting accounts receivable.

GLENROSE INSTRUMENTS INC.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If and when our common stock becomes publicly traded, it may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two properties and lease office space at several other locations. Our operational headquarters are located in Albuquerque, New Mexico and consist of office and storage space, and we lease our principal executive offices located in Waltham, Massachusetts. Our Analytical Laboratories segment includes a facility in Richmond, California consisting of approximately 20,000 square feet. The Company owns a facility in Albuquerque, New Mexico consisting of 14,449 square feet on four acres. The Company leases facilities in Exton, Pennsylvania consisting of 11,256 square feet and Oak Ridge, Tennessee consisting of approximately 10,000 square feet. Our Environmental Services segment leases office space in Richland, Washington and Los Alamos, New Mexico consisting of approximately 9,000 square feet. We believe that our facilities are appropriate and adequate for our current needs. As of December 25, 2011, we did not have any idle facilities as defined under the Federal Acquisition Regulations.

In 2009, the Company entered into an agreement, subject to closing conditions, with a buyer to sell the property in Albuquerque, New Mexico for approximately $1.9 million. The property is classified as “Assets held for sale” on the Company’s balance sheet as of December 25, 2011. The Company expects to complete the sale in 2012.

GLENROSE INSTRUMENTS INC.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

GLENROSE INSTRUMENTS INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is not currently traded on any stock exchange or electronic quotation system.

Holders

As of March 22, 2012, the number of holders of record of our common stock was 27.

Dividends

We currently intend to retain earnings, if any, to fund the development and growth of our business and, do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Equity Compensation Plans

For disclosure of securities authorized for issuance under equity compensation plans please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

None.

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

We are dependent on Federal spending, which may be affected by deficit reduction efforts in the current and succeeding fiscal years. Federal budgets are currently operating under “continuing resolution”. When a final federal budget is approved, our business may be impacted.

General Overview

For the year ended December 25, 2011, Eberline Services and its subsidiaries accounted for 100% of the Company’s sales. Eberline Services primarily provides services to the federal government contracting market for nuclear and environmental services. We believe the present level of government expenditures will continue in 2012, however, deficit reduction efforts may have an impact on our ability to secure new contracts in the future years.

GLENROSE INSTRUMENTS INC.

Business Overview

We provide radiological characterization and analysis; hazardous, radiological, and mixed (radiological and hazardous) waste management; and environmental, safety and health services, primarily to the federal government. We provide labor-based consulting, engineering, and technical services, as well as measurement and detection services; we are not in the business of creating, treating, storing, transporting or disposing of hazardous waste. Our network of radiochemistry laboratories is an experienced provider of analytical radiological services. Radiochemistry is an analysis technique to determine the presence and extent of radioactive materials. We also operate a radioactive “check source” manufacturing facility in Albuquerque, New Mexico. Our laboratories are located in California, Pennsylvania and Tennessee. The laboratories generate a small amount of waste in the analytical processes. We dispose of all waste in accordance with specific guidelines. During 2010, the federal government increased spending dramatically on environmental programs within the DOE complex. The increased spending, which was largely associated with the government’s “stimulus” plan in conjunction with improved efficiencies at our Pennsylvania facility, resulted in profitable operating results in our laboratory segment.

We derive the majority of our revenues directly or indirectly from contracts with the federal and state governments. Two contracts account for approximately 69% of Eberline Services’ total sales: the RCC in Richland, Washington, and a contract with LANS at Los Alamos. At the Hanford Nuclear Reservation in Richland, Washington, we provide radiological support services to WCH, a prime contractor to the DOE. In Los Alamos, New Mexico, we provide technical services to LANS, a prime contractor to Los Alamos. Additionally, our laboratories derive the large majority of their revenues from the analysis of samples collected from government funded clean-up sites by the prime contractors or other subcontractors. Our check source manufacturing facility is also dependent on government contracts, as well as commercial entities like nuclear power plants. In total, only a minor portion of our laboratory revenues is derived from other government agencies and commercial customers.

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

Results of Operations

Fiscal Year Ended December 25, 2011 Compared with Fiscal Year Ended December 26, 2010

Revenues

Revenues in 2011 were $44,487,517 compared to $40,945,262 for the same period in 2010, an increase of $3,542,255 or 8.7%. The increase in revenues was due to an increase in our Environmental Services due to increased work at Hanford, Los Alamos and Argonne National Laboratory. The revenue in our Analytical Laboratory revenues decreased due to lower sample volume at our Richmond California laboratory.

Revenues from our Environmental Services in 2011 were $34,464,753 compared to $30,799,943 for the same period in 2010, an increase of $3,664,810 or 11.9%. Our Environmental Services contributed 77.5% to total revenues in 2011 compared to 75.2% for the same period in 2010. The increase in our Environmental Services revenue was due to increased work at Hanford and new work at Argonne National Laboratory and Los Alamos National Laboratory. At Hanford our efforts are centered on three contracts; the largest increase at Hanford was on the River Corridor contract, as that contract is at its peak this year. Work continued on our CH2M HILL Plateau Remediation Company, or CHPRC, contract at Hanford for radiological control technician support and we added additional contract work in radiological mapping for CHPRC. At Los Alamos our work changed from a long-term support contract to a contract which included an on-site screening facility and remediation support. We also began a multi-year contract for drilling of environmental monitoring wells. We also performed work on two contracts at the Argonne National Laboratory this period; the first was in support of a decontamination and demolition project and the second was in support of a characterization survey for both radiological and non-radiological contamination.

GLENROSE INSTRUMENTS INC.

Revenues from our Analytical Laboratories in 2011 were $10,022,764 compared to $10,145,319 for the same period in 2010, a decrease of $122,555 or 1.2%. Our Analytical Laboratories contributed 22.5% to total revenues in 2011 compared to 24.8% for the same period in 2010. The decrease in revenues was the result of decreased sample load primarily at our Richmond laboratory, offset with revenue increase at the Oak Ridge and Lionville laboratories.

Cost of Sales

The cost of sales in 2011 was $39,952,210 compared to $36,735,257 for the same period in 2010, an increase of $3,216,953 or 8.8%. The increase in cost of sales was primarily due to increased variable costs in both the Analytical Services and Laboratory segments. We increased the number of employees, subcontracts and direct materials. The cost of sales from our Environmental Services in 2011 was $31,213,256 compared to $28,255,733 for the same period in 2010, an increase of $2,957,523 or 10.5% primarily due to salaries of new employees and an increase in subcontracts. The cost of sales from our Analytical Laboratories in 2011 was $8,738,954 compared to $8,479,524 for the same period in 2010, an increase of $259,430 or 3.1%, primarily due to increased direct labor and direct materials. Our direct labor was affected by increased overtime required to meet response times despite our efforts to utilize our capacity more efficiently and establish better cost controls.

Gross Profit

Gross profit in 2011 was $4,535,307 compared to $4,210,005 for the same period in 2010, an increase of $325,302 or 7.7%. The gross profit margin decreased to 10.2% in 2011 from 10.3% for the same period in 2010. The increase in the gross profit was primarily due to the increase in revenue at Environmental Services. The gross profit from our Environmental Services in 2011 was $3,251,497 compared to $2,544,210 for the same period in 2010, an increase of $707,287 or 27.8%. The gross profit from our Analytical Laboratories in 2011 was $1,283,810 compared to $1,665,795 for the same period in 2010, a decrease of $381,985 or 22.9%.

Operating Expenses

General and administrative expenses in 2011 were $2,242,090 compared to $2,316,393 for the same period in 2010, a decrease of $74,305, or 3.2%. The change was due to salaries and fringe benefits that decreased by $147,663, offset by non-labor expenses, such as outside services and consultants, software and computer hardware upgrades and corporate travel that increased by $73,358.

Operating Income

The operating income in 2011 was $2,293,217 compared to $1,893,612 for the same period in 2010. The operating income consisted of $1,750,659 at the Environmental Services and $881,987 at the Analytical Laboratories, offset by corporate general and administrative expenses of $339,429 at the Instruments segment. The increase in operating income was due to the increased revenue in our Environmental Services segment. During the period we added direct personnel and were able to better utilize existing personnel in more direct roles on large contracts. The small decrease in our Analytical Laboratory revenues coupled with higher cost of sales resulted in lower margins and subsequently a lower operating income.

Other Income (Expense)

Other expenses in 2011 were $271,242 compared to $773,120 for the same period in 2010, a decrease of $501,879. Interest and other miscellaneous income in 2011 was $4,926 compared to $11,420 for the same period in 2010. The decrease was primarily due to a lower return on our overall invested cash balances. Interest expense in 2011 was $276,167 compared to $784,540 for the same period in 2010 due the repayment of principal amount of our related party convertible debentures outstanding, offset by amortization of the associated financing expenses associated with those convertible debentures.

Provision for Income Taxes

The Company recorded a tax provision of $736,054 in 2011 as the Company had fully utilized the majority of its available non separate return limitation year (SRLY) net loss carryforwards in prior periods, compared to a benefit of $28,907 in 2010.

Net Income/Loss

Net income in 2011 was $1,285,922 compared to $1,149,399 for the same period in 2010.

GLENROSE INSTRUMENTS INC.

Liquidity and Capital Resources

Consolidated working capital at December 25, 2011 was $2,372,997 compared to $5,281,340 at December 26, 2010. Included in working capital were cash, cash equivalents and short-term investments of $843,821 as of December 25, 2011, compared to $1,682,173 at December 26, 2010. The decrease in working capital was primarily due to the redemption of $4,875,000 of our 4% Convertible Debentures due 2013, including accrued interest, offset by cash generated from operations.

Cash provided by operating activities was $3,522,865 in 2011, compared to $943,008 for the same period in 2010. Our net receivables balance decreased to $3,932,918 in 2011 compared to $4,376,929 at December 26, 2010, resulting in an increase in cash of $444,011 primarily due to timing of invoicing related to a new contract at Los Alamos. Our unbilled contract receivables increased to $1,110,193 in 2011 compared to $370,887 at December 26, 2010, resulting in a decrease in cash of $739,306 due to timing of billings on our major cost-type contracts. Our prepaid expenses increased to $163,559 in 2011, compared to $97,450 at December 26, 2010, resulting in a decrease in cash of $66,109 primarily due to the payment and timing of normal operating expenses. Our other receivables decreased to $6,561 in 2011, compared to $58,464 at December 26, 2010, resulting in an increase in cash of $51,903. Our income tax receivable decreased to $0 in 2011, compared to $161,356 at December 26, 2010, resulting in an increase in cash of $161,356.

Accounts payable increased to $2,228,321 in 2011, compared to $653,130 at December 26, 2010 resulting in an increase in cash of $1,575,191 due to increased subcontract invoices on a new contract. Other accrued liabilities, including accrued expenses, accrued employee-related costs and income taxes payable, increased to $2,627,274 in 2011, compared to $2,354,038 at December 26, 2010, resulting in an increase in cash of $273,236. Our accrued interest, related party, balance decreased to $0 in 2011, compared to $48,750 at December 26, 2010, resulting in a decrease in cash of $48,750 due to interest payments.

The primary investing activities of the Company’s operations included the purchase of equipment. The Company continues to manage its capital expenditures very selectively and in 2011 used $488,875 for purchases of equipment. The Company’s financing activities used $3,872,342 of cash in 2011, primarily due to redemption of convertible debentures and payments on capital lease obligations offset by proceeds from a Term Note payable and an advance on a Line of Credit.

The Company owns property in Albuquerque, New Mexico. In 2009, the Company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At December 25, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the Company’s balance sheet. The assets held for sale balance of $1,178,306 also includes selling costs incurred to date of $37,477 and an accrual of $284,291 towards decommissioning of the site. In 2010, the Company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The Company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the Company applied for a shipment permit to transfer the remaining waste to an appropriate facility, which was shipped during the fourth quarter. The Company is currently communicating with NMED on the report in preparation for the demolition of the building. The Company believes that it has adequately accrued for decommissioning of the site however it is possible that additional funds may be required as the Company commences the actual demolition process. The Company expects to complete the sale in 2012.

The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months. We believe that our cash and cash equivalents, available borrowings under the Line of Credit, potential future property sales in Albuquerque, New Mexico and Richmond California and our ability to control certain costs, including those related to general and administrative expenses will enable us to meet our anticipated cash expenditures for the next 12 months. The Company’s long-term liabilities primarily include a Term Note secured by the Company’s real estate assets with a 7 year straight line amortization at Libor plus 3.50%.

On July 1, 2011, the Company redeemed the outstanding amount of the convertible debentures with Blum Strategic Partners IV, L.P., in the principal amount of $3,065,546, plus accrued interest. In connection with that transaction, the Company entered into a $500,000 Demand Note Agreement with John N. Hatsopoulos, the Company’s Chairman of the Board, and into a short-term $1,500,000 Demand Note Agreement with Arvin H. Smith, the Company’s Chief Executive Officer. Both demand note agreements accrued interest at the rate of 4.50% per year.

GLENROSE INSTRUMENTS INC.

On August 31, 2011, the Company entered into a credit agreement with Wells Fargo Bank for a $5,000,000 credit facility. The facility included a $1,000,000 term real-estate note with a 7 year straight line amortization, at Libor plus 3.5%, and up to $4,000,000 in a revolving line of credit for 5 years, at Libor plus 3.5%. On August 31, 2011, the Company borrowed $1,000,000 against the Term Note and $1,000,000 against the line of credit and used the proceeds to redeem the remaining balance of the convertible debentures and pay off the Demand Note Agreements with John N. Hatsopoulos and Arvin H. Smith.

As of December 25, 2011, there were no convertible debentures outstanding and the Demand Note Agreements were paid in full. The balance outstanding on the Term Note was $964,286 and the balance outstanding on the revolving line of credit was $0.

In March 2011 the Company retained the services of Raymond James & Associates, Inc. to act as its sole, external investment banking advisor in helping the Company evaluate strategic alternatives, including the possible sale of all or a material portion of the assets or securities of the Company to, or merger of the Company with, various third parties. On October 14, 2011, the Company terminated the engagement of Raymond James & Associates. Starting in the fourth quarter the Company increased its efforts in the development and manufacturing of a line of radiation monitoring instruments.

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

Inflation

We provide radiological services and operate a radiochemistry laboratory network. The major component of our costs is our personnel and associated fringes. Since the majority of our contracts are cost-plus based contracts, we are able to pass along the effects of inflation. In our laboratories, however, since our services are primarily priced on a fixed unit price basis we are less flexible to deal with the effects of inflation. Inflation may cause our cost of goods sold to increase, and therefore lower our return on investment and depress our gross margins. The Analytical Laboratory revenue in 2011 was approximately 22.5% of total revenue as compared to 24.8% in 2010.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10 K.

GLENROSE INSTRUMENTS INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our management including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our Company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2011.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the year ended December 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

GLENROSE INSTRUMENTS INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers. The address for our directors and officers is c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts 02451.

Name	Age	Position

John N. Hatsopoulos	77	Chairman of the Board and Director
Arvin H. Smith		82 President, Chief Executive Officer and Director
Dr. Richard Chapman	66	Executive Vice President and Chief Operating Officer
Dr. Shelton Clark		64 Vice President, Services
Anthony S. Loumidis	47	Treasurer and Chief Financial Officer
Robert Aghababian (1)(2)	70	Director
Barry S. Howe (1)	56	Director
William J. Zolner (2)	68	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

John N. Hatsopoulos has been our Chairman of the Board since 2005. Mr. Hatsopoulos is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Since 2001, he has been the Chief Executive Officer of American DG Energy Inc. (NYSE Amex: ADGE), a company that offers clean onsite electricity, heat, hot water and cooling to businesses in the Northeast United States and he is the Chief Executive Officer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems. Since 2000, he has also been a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the Board of Directors of that company. He is a member of the Board of Directors of EuroSite Power Inc., Ilios Inc., American CareSource Holdings, Inc. (NASDAQ: ANCI) and TEI Biosciences Inc., and is a former Member of the Corporation of Northeastern University and former member of the Board of Agenus Inc. (NASDAQ: AGEN). Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University, as well as honorary doctorates in business administration from Boston College and Northeastern University.

Our board of directors has determined that Mr. Hatsopoulos’ prior experience in senior finance positions at Thermo Electron Corporation where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

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

GLENROSE INSTRUMENTS INC.

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

Dr. Richard Chapman has been our Executive Vice President and Chief Operating Officer since 2005. Dr. Chapman is one of the four founding members of GlenRose Partnership L.P., and was a General Partner of GlenRose Capital LLC, formed in 2000 as a leverage buyout firm focused on making acquisitions in the environmental services and instrumentation business areas. Dr. Chapman was President, Chief Executive Officer and a Director of ThermoQuest Corporation, a subsidiary of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), from 1995 until 2000. He was also Senior Vice President of Thermo Instrument Systems, Inc. from 1995 to 2000, and served as Chairman of the Board of Thermo BioAnalysis Corporation from 1995 to 1997, and a Director of Thermo Cardio Systems, Inc., both publicly held subsidiaries of Thermo Electron. He is also a founder and chairman of Axxiom Inc., and Harbinger Instrument Systems, Inc., and holds bachelor’s and master’s of science degrees from the University of North Texas, and a doctorate from Oregon State University.

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

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since 2005. Mr. Loumidis devotes a portion of his business time to several other organizations; namely as a Chief Financial Officer of American DG Energy Inc. (NYSE Amex: ADGE), a company that offers clean onsite electricity, heat, hot water and cooling to businesses in the Northeast United States; as the Vice President and Treasurer of Tecogen Inc., a manufacturer of natural gas, engine-driven commercial and industrial cooling and cogeneration systems; as the Partner and President of Alexandros Partners LLC, a financial advisory firm; and as the Treasurer of Ilios Inc., is a high-efficiency heating products company. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is a FINRA registered representative, holds a bachelor’s degree in business administration from the American College of Greece in Athens and a master’s degree in business administration from Northeastern University.

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

GLENROSE INSTRUMENTS INC.

Dr. William J. Zolner has been a member of our board of directors since 2007. He is President of Eagle Analytical Services, Inc., a subsidiary of Professional Compounding Centers of America. From 1993 to 2003, Dr. Zolner worked in various leadership capacities for Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO). From 1997 to 2001 he was President, CEO and Director of Onix Systems Inc., a Thermo Instruments public subsidiary. Prior to 1997, he was President of Thermo Instruments Controls, a wholly owned subsidiary of Thermo Instruments and predecessor of Onix Systems Inc. Dr. Zolner worked for Thermo Electron Corporation from 1971 to 1977 in the environmental instruments division. From 1978 to 1993, he held key management positions with divisions of The Bendix Corporation, Combustion Engineering, JWP Inc., and Lear Siegler Measurement Controls. Dr. Zolner received a bachelor’s degree and doctorate in chemical engineering from Northeastern University.

Our board of directors has determined that Dr. Zolner’s prior experience in senior finance positions at various companies, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the board of directors.

Each executive officer is elected or appointed by, and serves at the discretion of, our Board of Directors. Our officers will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

Family Relationships

There are no family relationships among members of our Board of Directors or executive officers.

Board of Directors

Our board of directors currently consists of five directors. In addition, our amended and restated by-laws provide that the authorized number of directors may be changed only by resolution of our board of directors. Each director shall serve for a term ending on the date of the first annual meeting following the annual meeting at which such director was elected; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

Board Committees

Our board of directors has established an audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, and a compensation committee. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The members of our audit committee are Messrs. Howe and Aghababian. The members of our compensation committee are Messrs. Zolner and Aghababian.

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

GLENROSE INSTRUMENTS INC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the Company, and persons who own 10% or more of any class of equity interests in the Company, to report their beneficial ownership of equity interests in the Company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales and other changes using the SEC’s Form 4, which must be filed within two days of most transactions. Officers, directors and shareholders owning more than 10% of any class of equity interests in the Company are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). Based solely on our review of the copies of these reports furnished to us or written representations that no such reports were required, we believe that, during 2011, all filing requirements under 16(a) of the Exchange Act applicable to our executive officers, directors and greater that 10% shareholders were timely met.

GLENROSE INSTRUMENTS INC.

Item 11. Executive Compensation.

The Company’s Compensation Committee and Board of Directors construct policies and guidelines regarding executive compensation. As is shown in the Summary Compensation Table below, the Company’s Chief Executive Officer, Arvin H. Smith has waived his compensation in the last two years and plans to waive his compensation in the current year. Our Compensation Committee will make determinations with respect to executive compensation based on customary parameters, such as the following:

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

The compensation of the Company’s Chief Financial Officer is paid by American DG Energy Inc. and the Company reimburses American DG Energy. The following table sets forth information with respect to the compensation of our named executive officers as of December 31, 2011:

Summary Compensation Table

			Option	All other
Name and principal position	Year	Salary ($)	awards ($)	compensation ($)	Total ($)

Arvin H. Smith (1)	2011	-	-	-	-
Chief Executive Officer	2010	-	-	-	-

Dr. Richard Chapman	2011	79,997	-	-	79,997
Executive Vice President & COO	2010	83,074	-	-	83,074

Dr. Shelton Clark	2011	140,107	-	-	140,107
Vice President, Services	2010	128,685	-	-	128,685

Anthony S. Loumidis	2011	117,016	-	-	117,016
Chief Financial Officer & Treasurer	2010	90,475	-	-	90,475

(1)	Arvin H. Smith has waived his salary, bonus and any other compensation in 2011 or 2010, and plans to waive his salary, bonus and any other compensation in 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 25, 2011. No stock option awards or other equity awards were granted in 2011 or 2010. Our named executive officers did not exercise any options during the fiscal year ended December 25, 2011.

	No. of securities	No. of securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	exercisable (1)	unexercisable	price ($)	date

Arvin H. Smith	-	-	-	-
Dr. Richard Chapman	15,000	3,000	$7.00	11/13/2014
Dr. Shelton Clark	25,000	5,000	$7.00	11/13/2014
Anthony S. Loumidis	25,000	5,000	$7.00	11/13/2014

(1)	All of the common stock options included in this Outstanding Equity Awards at Fiscal Year-End table vest in equal installments over a period of 5 years from the date of the grant, which was November 13, 2007.

GLENROSE INSTRUMENTS INC.

Employment contracts and termination of employment and change-in-control arrangements

None of our executive officers has an employment contract or change-in-control arrangement.

Director Compensation

Since January 1, 2007, each director who is not also one of our employees receives an annual fee of $2,000. Non-employee directors are eligible to receive stock options under our equity incentive plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. The following table sets forth information with respect to director compensation for the fiscal year ended December 25, 2011:

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

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the Company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 25, 2011 and December 26, 2010, Eberline Services contributed approximately $222,903 and $285,199, respectively.

Certain employees of ESHI are eligible to participate in a multi-employer, defined benefit plan (Hanford Multi-Employer Pension Plan EIN# 90-0501441) or the Plan. The Plan is administered by Mission Support Alliance, LLC on behalf of eligible, participating companies via the Hanford Pension and Savings Plans Committee. The Plan is funded by participating companies on a payroll-by-payroll basis and/or in a lump-sum annual contribution as actuarially computed by the Plan administrator. We expense the computed expense amounts annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses us for all pension related costs as a direct project cost. For the years ended December 25, 2011 and December 26, 2010, the total expense was $942,369 and $787,795, respectively. The amounts represented less than five percent of the total Plan contributions during each year respectively. As of December 25, 2011, the Plan was not subject to a funding improvement Plan. As of December 25, 2011, the Plan was funded at an amount greater than 80% of future benefits. For the years ending December 25, 2011 and December 26, 2010, 157 and 160 employees participated in the Plan respectively. Additional information is publically available in the Plan’s annual Form 5500 filing.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 25, 2011, and December 26, 2010, employer contributions were $815,030 and $653,168, respectively.

GLENROSE INSTRUMENTS INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The GlenRose Partnership L.P., and the holder of 3,000,000 shares of common stock of the Company, dissolved effective as of December 31, 2007. Upon dissolution, the GlenRose Partnership L.P. distributed all of the common stock of the Company that it owned to its partners. The partners of the GlenRose Partnership L.P. included certain of the Company’s officers and directors. The following table gives effect to such distribution and sets forth information with respect to the beneficial ownership of our common stock as of March 22, 2012, for:

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

The following table sets forth certain information with respect to the beneficial ownership of the Company's voting securities by (i) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act), known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. The percentages in the following table are based on 3,112,647 shares of common stock issued and outstanding as of March 22, 2012.

	Number of	%
	Shares	of Shares
Name and address of	Beneficially	Beneficially
beneficial owner (1)	Owned	Owned

5% Stockholders:
Arvin H. Smith (2)	513,954	16.51%
John N. Hatsopoulos (3)	513,954	16.51%
Phillip Frost, M.D. (4)	500,106	16.07%
George N. Hatsopoulos (5)	513,954	16.51%
Kenmare (6)	301,324	9.68%
Ralph Wanger Trust (7)	256,977	8.26%
WHI Private Equity Managers Fund LLC (8)	250,053	8.03%

Directors & Officers:
Arvin H. Smith (2)	513,954	16.51%
John N. Hatsopoulos (3)	513,954	16.51%
Dr. Richard Chapman (9)	24,503	0.78%
Dr. Shelton Clark (10)	20,000	0.64%
Anthony S. Loumidis (11)	20,000	0.64%
Robert Aghababian	-	0.00%
Barry S. Howe	-	0.00%
William J. Zolner	-	0.00%
All executive officers and directors as a group (8 persons)	1,092,411	34.52%

(1)	The address of the officers and directors listed in the table above is: c/o GlenRose Instruments Inc., 45 First Avenue, Waltham, Massachusetts, 02451.
(2)	Includes: 513,954 shares of common stock held by the Arvin Herley & Wynona Lowe Smith, TTEES F/T Smith Living Trust, a Texas trust whose trustees are Mr. Smith and his wife, Wynona Smith, each of whom share voting power and investment power, and beneficiaries of that trust are members of Mr. and Mrs. Smith’s family.
(3)	Includes: 513,954 shares of common stock held by John Hatsopoulos and his wife, Patricia Hatsopoulos, as joint tenants with rights of survivorship, each of whom share voting and investment power.
(4)	Includes: (a) 500,106 shares of common stock held by Dr. Philip Frost with an address of 4400 Biscayne Boulevard, Miami, Florida 33137.

GLENROSE INSTRUMENTS INC.

(5)	Includes: 513,954 shares of common stock held by George Hatsopoulos and his wife, Daphne Hatsopoulos, as joint tenants with rights of survivorship, each of whom share voting and investment power, with an address of 233 Tower Road, Lincoln, Massachusetts 02773.
(6)	Includes 235,756 shares beneficially owned by Kenmare Fund I, L.P. and 65,568 shares beneficially owned by Kenmare Offshore, Ltd. Based on a Schedule 13G filed with the SEC on February 14, 2008, the members of the group are Kenmare Fund I, L.P., Kenmare Offshore, Ltd., Kenmare Capital Partners, LLC, Kenmare Offshore Management, LLC, and Mark McGrath, each with an address of 712 Fifth Avenue, New York, New York 10019.
(7)	Includes 256,977 shares held by the Ralph Wanger Revocable Trust, an Illinois trust whose sole trustee is Ralph Wanger. Mr. Wanger has sole voting power and sole dispositive power with respect to the shares held by the Ralph Wanger Revocable Trust, with an address of 191 North Wacker Drive, Chicago, Illinois 60606.
(8)	Includes 250,053 shares directly held by WHI Private Equity Managers Fund LLC, whose sole manager is William Harris Investors, Inc., and who may therefore be deemed to have voting and/or dispositive power over the shares. Michael Resnick is the only officer of William Harris Investors, Inc. who has sole voting power and sole dispositive power (acting through William Harris Investors, Inc.) with respect to the shares held by WHI Private Equity Managers Fund LLC, with an address of 191 North Wacker Drive, Chicago, Illinois 60606.
(9)	Includes: (a) 12,503 shares of common stock; and (b) options to purchase 15,000 shares of common stock of which 12,000 are exercisable within 60 days of March 22, 2012.
(10)	Includes options to purchase 25,000 shares of common stock of which 20,000 are exercisable within 60 days of March 22, 2012.
(11)	Includes options to purchase 25,000 shares of common stock of which 20,000 are exercisable within 60 days of March 22, 2012.

2005 Stock Option and Incentive Plan

The Company’s 2005 Stock Option and Incentive Plan, or the Stock Plan, was adopted by the Company in September 2005. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to the Company and its subsidiaries. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Code, options not intended to qualify as incentive stock options (non-statutory options), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 700,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

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

GLENROSE INSTRUMENTS INC.

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

Equity Compensation Plans

As discussed above, our board of directors and stockholders have adopted the above Stock Plan and reserved 700,000 shares of our common stock for issuance thereunder. In 2007, the Company granted nonqualified options to purchase 230,000 shares of the common stock to 44 employees at $7.00 per share that vest over 5 years. In addition, in 2007 the Company made grants of restricted stock to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. No stock options or restricted stock awards were issued in 2011 or 2010. The following table sets forth information with respect to our securities authorized for issuance under the Stock Plan as of December 25, 2011:

	No. of Securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	second column

Equity compensation plans approved by security holders (1)	168,000	$7.00	517,000

Equity compensation plans not approved by security holders	-	$-	-
Total	168,000	$7.00	517,000

(1)	Includes 168,000 shares of common stock issued upon exercise of stock options at an exercise price of $7.00 per share and does not include 10,000 shares of restricted common stock issued to the Company’s directors at $0.01 per share.

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

In August of 2010, the Company redeemed $10,000,000 principal amount of the convertible debentures from four investors on a pro-rata basis. At December 26, 2010, the remaining balance on the convertible debentures was $4,875,000. In January 2011, the Company redeemed an additional $575,000 principal amount of the remaining balance on a pro-rata basis.

GLENROSE INSTRUMENTS INC.

American DG Energy Inc., or American DG Energy, EuroSite Power Inc., or EuroSite Power, Tecogen Inc., or Tecogen and Ilios Inc. or Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 12.2% of the company’s common stock, (b) the Chairman of the Board and director of EuroSite Power and holds 0.1% of the company’s common stock, (c) the Chief Executive Officer and director of Tecogen and holds 27.6% of the company’s common stock and (d) a director of Ilios and holds 7.3% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.7% of the company’s common stock, (b) an investor in EuroSite Power and holds 0.3% of the company’s common stock, (c) a director of Tecogen and holds 26.2% of the company’s common stock and (d) an investor in Ilios and holds 2.9% of the company’s common stock.

Director Independence

The Company requires a majority of its board of directors to be “independent” as defined by Item 407(a) of Regulation S-K under the Securities Act of 1933 and the Exchange Act, including, in the judgment of our board of directors, the requirement that such directors have no material relationship with us. Our board of directors has determined that Messrs. Aghababian, Howe and Zolner are “independent” in accordance with Item 407(a) of Regulation S-K by applying the NASDAQ standards for independence. Each of these directors has no relationship with the Company, other than any relationship that is categorically not material under the Company’s guidelines and other than compensation for services as a director as disclosed in this Annual Report on Form 10-K. For a discussion of committee member independence see “Item 10. Directors, Executive Officer and Corporate Governance” of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed to the Company by McGladrey & Pullen, LLP, for professional services rendered for the period ended December 25, 2011 and December 26, 2010, respectively:

	2011	2010
Audit fees	$130,500	$100,700
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$130,500	$100,700

Audit Fees. The audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services rendered by the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The audit-related fees consist of aggregate fees billed in each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Tax fees consist of aggregate fees billed in each of the last two fiscal years for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. Fees that are billed in each of the last two fiscal years for professional services rendered in connection with this Annual Report on Form 10-K are included in all other fees.

Audit Pre-Approval of Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Committee Approval of Fees

Our Audit Committee approved all audit-related fees listed above provided by McGladrey & Pullen, LLP, to us during the year ended December 25, 2011.

GLENROSE INSTRUMENTS INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010

Consolidated Statements of Income for the years ended December 25, 2011 and December 26, 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2011 and December 26, 2010

Consolidated Statements of Cash Flows for the years ended December 25, 2011 and December 26, 2010

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

 GLENROSE INSTRUMENTS INC.

(b)	Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

3.2	By-laws (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

4.1	Form of 4% Convertible Debenture due 2013, as amended, (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010).

10.1	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008).

10.2	Form of Investor Rights Agreement (incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008).

10.3*	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of January 1, 2005 (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.4*	Promissory note of Eberline Services, Inc. issued to John N. Hatsopoulos and Patricia Hatsopoulos dated as of January 1, 2005 (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.5*	Promissory note of Eberline Services, Inc. issued to Arvin Smith dated as of December 17, 2007 (incorporated by reference to the Company’s Form 10-K, as amended, originally filed with the Securities and Exchange Commission on March 31, 2008 for the year ended December 28, 2008).

10.6*	GlenRose Instruments Inc. 2005 Stock Option and Incentive Plan (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.7	Lease Agreement between J.W. Gibson Construction Company and Eberline Analytical Corp. dated October 24, 2000 (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.8	Lease Agreement between G-C-T Corporation and Lionville Laboratories, Inc. dated September 23, 2004 (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.9	Lease Agreement between Eberline Services, Inc. and First Industrial Pennsylvania LP., dated June 1, 2008 (incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 29, 2008).

10.10	Agreement between Washington Closure Hanford, LLC and Eberline Services Hanford, Inc. (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

10.11	Subcontract Agreement No. 69899-000-09 between Los Alamos National Security, LLC, and Eberline Services, Inc. dated November 4, 2008 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

10.12*	Form of Restricted Stock Purchase Agreement (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

GLENROSE INSTRUMENTS INC.

10.13*	Form of Stock Option Agreement Under 2005 Stock Option and Incentive Plan (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009).

10.14	Letter Agreement with Raymond James & Associates, Inc. dated March 3, 2011.

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

21.1	List of subsidiaries (incorporated by reference to the Company’s Form 10, as amended, originally filed with the Securities and Exchange Commission on November 17, 2006).

23.1#	Consent of McGladrey & Pullen, LLP.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 25, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith).

#	Filed herewith.
*	Management contract or compensatory plan or arrangement.

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ Arvin H. Smith
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Anthony S. Loumidis
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Dated: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John N. Hatsopoulos	Chairman of the Board and Director	March 23, 2012
John N. Hatsopoulos

/s/ Arvin H. Smith	Director, President and Chief Executive Officer	March 23, 2012
Arvin H. Smith	(Principal Executive Officer)

/s/ Anthony S. Loumidis	Chief Financial Officer, Treasurer and Secretary	March 23, 2012
Anthony S. Loumidis	(Principal Financial & Accounting Officer)

/s/ Robert Aghababian	Director	March 23, 2012
Robert Aghababian

/s/ Barry S. Howe	Director	March 23, 2012
Barry S. Howe

/s/ William J. Zolner	Director	March 23, 2012
William J. Zolner

GLENROSE INSTRUMENTS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GlenRose Instruments Inc.

We have audited the accompanying consolidated balance sheets of GlenRose Instruments Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 25, 2011 and December 26, 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 25, 2011 and December 26, 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY & PULLEN, LLP

Boston, Massachusetts
March 23, 2012

 GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 25, 2011 AND DECEMBER 26, 2010

	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$831,516	$1,669,868
Short-term investments	12,305	12,305
Accounts receivable (net of allowances of $24,320 and $26,120 for 2011 and 2010, respectively)	3,932,918	4,376,929
Unbilled contract receivables	1,110,193	370,887
Due from related party	42,858	42,858
Supply inventory	61,758	60,271
Prepaid expenses	163,559	97,450
Other receivables	6,561	58,464
Income tax receivable	-	161,356
Deferred tax asset, current portion	290,281	280,058
Assets held for sale	1,178,306	1,045,367
Total current assets	7,630,255	8,175,813

Property, plant and equipment, net	1,527,206	1,557,088

Other assets
Restricted assets	451,406	450,000
Deposits	53,065	53,065
Deferred tax asset, net of current portion	207,926	194,177
Deferred financing costs	83,451	104,499
Goodwill	2,740,913	2,740,913
Total other assets	3,536,761	3,542,654

TOTAL ASSETS	$12,694,222	$13,275,555

The accompanying notes are integral part of these consolidated financial statements.

 GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 25, 2011 AND DECEMBER 26, 2010

	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,228,321	$653,130
Deferred revenue	172,697	-
Accrued expenses	342,736	363,327
Accrued employee-related costs	2,000,903	1,972,581
Accrued interest, related party	-	48,750
Term note payable, current portion	142,857	-
Notes payable, current portion	52,116	13,978
Due to related party	22,078	8,002
Capital lease obligations, current portion	11,915	10,752
Income taxes payable	283,635	18,130
Total current liabilities	5,257,258	3,088,650

Long-term liabilities
Convertible debentures due to related parties	-	4,875,000
Term note payable, net of current portion	821,429	-
Note payable, net of current portion	24,619	13,634
Capital lease obligations, net of current portion	26,613	38,527
Deferred tax liability	524,269	427,198
Other long-term liabilities	24,037	134,552
Total liabilities	6,678,225	8,577,561

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,112,647 and 3,117,647 shares issued and outstanding at December 25, 2011 and December 26, 2010, respectively)	31,126	31,176
Additional paid-in-capital	8,004,229	7,972,098
Accumulated deficit	(2,019,358)	(3,305,280)
Total stockholders' equity	6,015,997	4,697,994

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,694,222	$13,275,555

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 25, 2011 AND DECEMBER 26, 2010

	2011	2010

Revenues	$44,487,517	$40,945,262

Cost of sales	39,952,210	36,735,257

Gross profit from operations	4,535,307	4,210,005

General and administrative expenses	2,242,090	2,316,393

Operating income	2,293,217	1,893,612

Other income (expense)
Interest and other income	4,926	11,420
Interest expense	(276,167)	(784,540)
Total other expense	(271,241)	(773,120)

Income from operations, before income taxes	2,021,976	1,120,492

(Provision) benefit for income taxes	(736,054)	28,907

Net income	$1,285,922	$1,149,399

Net income per share - basic and diluted	$0.41	$0.37

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements.

 GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 25, 2011 AND DECEMBER 26, 2010

	Common Stock
	$0.01 Par Value		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity

Balance, December 27, 2009	3,117,647	$31,176	$7,898,613	$(4,454,679)	$3,475,110

Stock-based compensation expense	-	-	73,485	-	73,485

Net income	-	-	-	1,149,399	1,149,399

Balance, December 26, 2010	3,117,647	$31,176	$7,972,098	$(3,305,280)	$4,697,994

Stock-based compensation expense	-	-	32,081	-	32,081

Cancellation of restricted stock	(5,000)	(50)	50	-	-

Net income	-	-	-	1,285,922	1,285,922

Balance, December 25, 2011	3,112,647	$31,126	$8,004,229	$(2,019,358)	$6,015,997

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 25, 2011 AND DECEMBER 26, 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,285,922	$1,149,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518,757	431,745
Provision for deferred income taxes	73,099	(47,037)
Amortization of deferred financing costs	21,048	325,501
Stock-based compensation	32,081	73,485
Bad debt expense	(1,800)	8,081
Loss on disposal of fixed assets	-	(3,132)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	445,811	(1,297,023)
Restricted cash	(1,406)	(35,000)
Other receivables	51,903	(41,510)
Unbilled contract receivables	(739,306)	280,450
Prepaid expenses	(66,109)	(25,050)
Supply inventory	(1,487)	5,204
Assets held for sale	(132,939)	-
Income tax receivable	161,356	23,615
Increase (decrease) in:
Accounts payable	1,575,191	(81,514)
Notes payable	-	27,612
Accrued interest, related party	(48,750)	(213,972)
Due to related party	14,076	(8,543)
Deferred revenue	172,697	-
Other long-term liabilities	(110,515)	97,809
Other accrued liabilities	273,236	272,888
Net cash provided by operating activities	3,522,865	943,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(488,875)	(338,369)
Proceeds from the sale of short-term investments	-	10,048,611
Selling costs on assets held for sale	-	17,955
Net cash (used in) provided by investing activities	(488,875)	9,728,197

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of convertible debentures	(4,875,000)	(10,000,000)
Proceeds from term note payable	964,286	-
Advance on line of credit	17,156,024	-
Payments on line of credit	(17,156,024)	-
Payments on notes payable	49,123	-
Principal payments on capital lease obligations	(10,751)	(13,587)
Net cash used in financing activities	(3,872,342)	(10,013,587)

Net increase (decrease) in cash and cash equivalents	(838,352)	657,618
Cash and cash equivalents, beginning of the year	1,669,868	1,012,250
Cash and cash equivalents, end of the year	$831,516	$1,669,868

Supplemental cash flow information
Assets acquired under capital lease	$-	$40,349
Cash paid during the year for interest	$217,801	$397,156
Cash paid during the year for taxes	$373,400	$34,800

The accompanying notes are integral part of these consolidated financial statements.

GLENROSE INSTRUMENTS INC.

Note 1 - The organization and significant accounting policies:

Organization

GlenRose Instruments Inc., a Delaware corporation, or the Company, was incorporated in September 2005 by the GlenRose Partnership L.P., or the GlenRose Partnership, a private-equity partnership with its headquarters in Waltham, Massachusetts. The Company was organized to serve as a holding company through which the GlenRose Partnership’s partners would hold the shares of Eberline Services, Inc. or Eberline Services or ESI (all of which had previously been held by the GlenRose Partnership). In order to effect such change in structure, the GlenRose Partnership entered into a stock exchange agreement with the Company in September 2005 pursuant to which all outstanding shares of Eberline Services owned by the GlenRose Partnership were exchanged for 3,000,000 shares of common stock of GlenRose Instruments. As a result of this exchange, the GlenRose Partnership owned all of the outstanding stock of the Company, and the Company owned all of the outstanding stock of its subsidiary, ESI.

On August 30, 2007, the Company issued 102,647 shares to a limited number of accredited investors through a private placement of common stock at a price per share of $7.00. On December 31, 2007, the limited partners and the general partner of the GlenRose Partnership dissolved the partnership and distributed the 3,000,000 shares of common stock of the Company to its limited partners in accordance with the GlenRose Partnership plan of liquidation and distribution.

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

Fiscal Year

The Company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The current fiscal year-end is December 25, 2011. The previous fiscal year-end was December 26, 2010.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. At December 25, 2011, the Company had a balance of $843,821 in cash and cash equivalents, short-term investments and restricted cash that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of environmental services and laboratory revenues for the years ended December 25, 2011 and December 26, 2010. Only two of the Company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 74% and 70% of revenue and 28% and 45% of trade accounts receivable for the years ended December 25, 2011 and December 26, 2010, respectively. The other customer represented approximately 7% and 8% of revenue and 13% and 3% of trade accounts receivable for the years ended December 25, 2011 and December 26, 2010, respectively.

GLENROSE INSTRUMENTS INC.

Fair Value of Financial Instruments

At December 25, 2011 the Company’s financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, capital lease obligations, line of credit payable, term note payable and notes payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on their short-term nature. The fair value of capital lease obligations and notes payable is estimated at its carrying value based on current rates. The carrying value of the Company’s line of credit and term loan approximates its fair value due to its variable interest rate. Short-term investments are recorded at fair value.  See “Note 10 – Fair value measurements.”

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

Restricted Assets

Restricted assets include certificates of deposit set aside to meet statutory requirements in the event of decommissioning activities of certain laboratory operations and are not indicative of any incurred liability.

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

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at December 25, 2011, that would indicate that the remaining net book value of the Company’s long-lived assets are not recoverable.

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

At December 25, 2011, and December 26, 2010, the Company’s entire $2,740,913 goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark Environmental Corp. The Analytical Laboratories goodwill was written off in prior years. No goodwill impairment was identified during the years ended December 25, 2011, and December 26, 2010.

GLENROSE INSTRUMENTS INC.

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

Direct costs of contracts include direct labor, subcontractors and consultants, materials and travel. The treatment of direct costs is outlined in the Federal Acquisition Regulations. The balance of costs, including facilities costs, insurance, administrative costs, overhead labor and fringe costs, are classified as either indirect costs or general and administrative expense and are allocated to jobs as a percentage of each division’s total cost base consistent with the Company’s approved cost structure. Direct materials, direct travel, other direct costs, and minor subcontract costs are passed through to the customer at cost, with or without fee depending on contract type and/or direct cost element and are burdened with general and administrative expenses. Major subcontracts are passed through at cost, without fee and are burdened with a material handling fee. The Company is exempt from federal cost accounting standards coverage based on its size standard, but otherwise complies with applicable regulations.

Government Accounting System

The Company’s accounting system is audited periodically by the DCAA for adequacy. Contractors to the federal government are required to comply with regulations that may exceed generally accepted accounting principles. If the Company is unable to maintain an adequate accounting system, as defined by the DCAA, it could have a material impact on its ability to perform services with the federal government. The Company was last audited for adequacy in the fall of 2010, at which time its accounting system was deemed “adequate”. The Company’s accounting software is provided by Deltek, Inc. and is specific to the government contract industry.

GLENROSE INSTRUMENTS INC.

The Company is periodically audited by the DCAA for “financial capability”. If the Company was deemed financially unable to perform services, it could have a material impact on its business. The Company was last audited for financial capability in December 2006 and was deemed financially capable.

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

Supply Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of December 25, 2011 and December 26, 2010, there were no reserves or write-downs recorded against inventory.

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

Earnings per Common Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income per common share using the treasury stock method. For purposes of calculating diluted net income per share, the Company considers shares issuable in connection with convertible debentures and stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the common stock for the period. As of the year ended December 25, 2011, the Company excluded the impact of 178,000 anti-dilutive shares resulting from exercise of stock options, warrants and unvested restricted stock, and as of the year ended December 26, 2010, the Company excluded the impact of 884,429 anti-dilutive shares resulting from conversion of debentures and exercise of stock options, warrants and unvested restricted stock.

Stock Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the statement of income over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average volatility of 20 companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

GLENROSE INSTRUMENTS INC.

See “Note 6 – Stockholders’ equity” for a summary of the restricted stock and stock option activity under the Company’s stock-based employee compensation plan for the year ended December 25, 2011.

Research and Development Costs

Research and development costs are expensed when incurred. Such costs are $0 for the year ended December 25, 2011 and $138,378 for the year ended December 26, 2010, and are included in the Company’s accompanying consolidated statements of income.

Impact of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected not to early adopt. The Company does not expect the adoption of this accounting pronouncement to have a material effect on its financial statements when implemented.

The Company does not expect the impact of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

Note 2 – Property plant and equipment:

Property, plant and equipment consist of the following as of December 25, 2011 and December 26, 2010:

	2011	2010

Land	$267,814	$267,814
Buildings and improvements	984,326	991,655
Machinery and equipment	5,554,970	5,143,096
Assets under capital lease	97,120	97,120
Leasehold improvements	567,452	613,936
	7,471,682	7,113,621
Less: accumulated depreciation	(5,944,476)	(5,556,533)
Net property, plant and equipment	$1,527,206	$1,557,088

Depreciation expense for the years ended December 25, 2011 and December 26, 2010 was $518,757 and $431,745, respectively.

The Company owns property in Albuquerque, New Mexico. In 2009, the Company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At December 25, 2011, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the Company’s balance sheet. The assets held for sale balance of $1,178,306 also includes selling costs incurred to date of $37,477 and an accrual of $284,291 towards decommissioning of the site. In 2010, the Company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The Company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the Company applied for a shipment permit to transfer the remaining waste to an appropriate facility, which was shipped during the fourth quarter. The Company is currently communicating with NMED on the report in preparation for the demolition of the building. The Company believes that it has adequately accrued for decommissioning of the site however it is possible that additional funds may be required as the Company commences the actual demolition process. The Company expects to complete the sale in 2012.

GLENROSE INSTRUMENTS INC.

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

Other Debt

On August 31, 2011, the Company entered into a line of credit agreement with Wells Fargo Bank for a $5,000,000 credit facility. The facility included a $1,000,000 term real-estate note, or Term Note, with a 7 year straight line amortization, at Libor plus 3.5%, and up to $4,000,000 in a revolving line of credit, or Line of Credit, for 5 years, at Libor plus 3.5%, based on a borrowing base of the Company’s trade receivables subject to certain adjustments. At December 25, 2011, the interest rate on the Line of Credit was 4.05%.

The Term Note and Line of Credit are payable by Eberline Services Inc., Eberline Services Hanford Inc., Eberline Analytical Laboratory Inc., and Lionville Laboratory Inc., subsidiaries of the Company. The Term Note is secured by the Company’s real estate assets which are included in fixed assets which at December 25, 2011 had a net book value of $1,527,206. The Line of Credit is secured by the Company’s trade receivables. The undrawn portion of the Line of Credit at December 31, 2011 was $4,000,000. The loan is also subject to various financial statement covenants including EBITDA, book value, and fixed charge coverage ratio. On August 31, 2011, the Company borrowed $1,000,000 against the Term Note and $1,000,000 against the Line of Credit and used the proceeds to redeem the remaining balance of the convertible debentures and pay down the Demand Note Agreements with John N. Hatsopoulos and Arvin H. Smith.

In December 2010, the Company entered into a finance agreement with Ford Motor Credit. At December 25, 2011 the outstanding balance with Ford Motor Credit was $76,735 and it is classified on the Company’s balance sheet as Notes payable current and Notes payable long-term.

As of December 25, 2011, there were no convertible debentures outstanding and the Demand Note Agreements were paid in full. As of December 25, 2011, the balance outstanding on the Term Note was $964,286 and the balance outstanding on the revolving line of credit was $0.

GLENROSE INSTRUMENTS INC.

The Company’s debt at December 25, 2011 and December 26, 2010 was as follows:

	2011	2010

Long-term debt
Convertible debentures	$-	$4,875,000
Wells Fargo term note	964,286	-
Ford Motor credit	76,735	27,612
Capital lease obligations	38,528	49,279
	$1,079,549	$4,951,891

Less current portion
Convertible debentures	$-	$-
Wells Fargo term note	142,857	-
Ford Motor credit	52,116	13,978
Capital lease obligations	11,915	10,752
	$206,888	$24,730

Total long-term debt
Convertible debentures	$-	$4,875,000
Wells Fargo term note	821,429	-
Ford Motor credit	24,619	13,634
Capital lease obligations	26,613	38,527
	$872,661	$4,927,161

Annual principal payments on long-term debt at December 25, 2011 were as follows:

Years Ending December 31,	Amount

2012	$206,888
2013	180,682
2014	152,135
2015	146,986
2016	142,858
2017 and thereafter	250,000
Total	$1,079,549

Note 4 – Commitments and contingencies:

The Company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at December 25, 2011 were as follows:

Summary of Lease Obligations:

	2012	2013	2014	2015	Totals

Facilities	$309,504	$139,655	$49,128	$12,282	$510,569
Equipment	15,217	15,217	10,144	4,227	44,805
	$324,721	$154,872	$59,272	$16,509	$555,374

For the years ended December 25, 2011 and December 26, 2010, rent expense was $343,617 and $378,728, respectively.

GLENROSE INSTRUMENTS INC.

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

Note 5 - Capital leases:

The Company periodically leases laboratory equipment under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their estimated useful lives.

Assets under capital lease as of December 25, 2011 and December 26, 2010 were as follows:

	2011	2010
Equipment	$97,120	$97,120
Less: accumulated depreciation	(60,490)	(46,051)
Net assets under capital lease	$36,630	$51,069

During the year ended December 25, 2011 the Company paid a total of $10,752 in principal payments towards capital leases. The following is a schedule of future payments required under the lease(s) together with their present values:

Payments
2012	$15,217
2013	15,217
2014	10,144
2015	4,227
Total lease payments	44,805
Less: amount representing interest	(6,277)
Present value of minimum lease payments	$38,528

Note 6 – Stockholders’ equity:

Stock Based Compensation

In September 2005, the Company adopted a stock option plan under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company.

The maximum number of shares of stock or underlying options allowable for issuance under the plan is 700,000 shares of common stock, including 10,000 restricted shares as of December 25, 2011. Stock options vest based upon the terms within the individual option grants, usually over a five-year period at 20% per year, with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The number of securities remaining available for future issuance under the plan was 517,000 at December 25, 2011.

The option price per share under the plan is not less than the fair market value of the shares on the date of the grant. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. There were no stock options awards granted in 2011 or 2010.

GLENROSE INSTRUMENTS INC.

Stock option activity for the years ended December 25, 2011 and December 26, 2010 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
	Options	Share	Price	Life	Value

Outstanding, December 27, 2009	186,000	$7.00	$7.00	4.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(14,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 26, 2010	172,000	$7.00	$7.00	3.88	$-
Exercisable, December 26, 2010	68,800		$7.00		$-
Vested and expected to vest, December 26, 2010	172,000		$7.00	3.88	$-

Outstanding, December 26, 2010	172,000	$7.00	$7.00	3.88	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(4,000)	7.00	7.00
Expired	-	-	-
Outstanding, December 25, 2011	168,000	$7.00	$7.00	2.88	$-
Exercisable, December 25, 2011	134,400		$7.00		$-
Vested and expected to vest, December 25, 2011	168,000		$7.00	2.88	$-

The aggregate intrinsic value of options outstanding as of December 25, 2011 is calculated as the difference between the exercise price of the underlying options and the price of the Company’s common stock for options that were in-the-money as of that date.

In 2007, the Company made restricted stock grants to three of its directors by permitting them to purchase an aggregate of 15,000 shares of common stock at a price of $0.01 per share. Those shares begin to vest 90 days after the Company’s initial listing on a securities exchange or an over-the-counter bulletin board at a rate of 25% per year. All of the shares become vested shares upon a change in control prior to a termination event. There were no restricted stock awards granted in 2011 or 2010. At December 25, 2011, there were 10,000 unvested shares of restricted stock outstanding.

Restricted stock activity for the years ended December 25, 2011 and December 26, 2010 was as follows:

	Number of	Grant Date
	Restricted Stock	Fair Value

Unvested, December 27, 2009	15,000	$7.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 26, 2010	15,000	$7.00

Granted	-	-
Vested	-	-
Forfeited	(5,000)	7.00
Unvested, December 25, 2011	10,000	$7.00

During the years ended December 25, 2011 and December 26, 2010, the Company recognized employee non-cash compensation expense of $36,991 and $73,485, respectively, related to the issuance of restricted stock and stock options. At December 25, 2011, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $19,142. This amount is expected to be recognized over a weighted average period of 1.34 years.

GLENROSE INSTRUMENTS INC.

Note 7 - Benefit plans:

The Company currently maintains two defined contribution 401(k) plans. Additionally, employees of ESHI are covered by a multi-employer, defined benefit plan that is not administered by the Company.

Eberline Services’ employees are eligible to participate in the 401(k) plan immediately. Participants may elect to contribute up to 100% of their compensation to the 401(k) Plans, subject to Internal Revenue Service annual limitations. Eberline Services makes discretionary matching contributions of up to 4.5% of a participant’s compensation, depending on deferral amount. During 2008, the Company merged the Lionville 401(k) plan into the Eberline Services plan. Contributions for Lionville employees are included in the Eberline Services contribution disclosure. For the years ended December 25, 2011 and December 26, 2010, Eberline Services contributed approximately $222,903 and $285,199, respectively.

Certain employees of ESHI are eligible to participate in a multi-employer, defined benefit plan (Hanford Multi-Employer Pension Plan EIN# 90-0501441) or the Plan. The Plan is administered by Mission Support Alliance, LLC on behalf of eligible, participating companies via the Hanford Pension and Savings Plans Committee. The Plan is funded by participating companies on a payroll-by-payroll basis and/or in a lump-sum annual contribution as actuarially computed by the Plan administrator. The Company expenses the computed expense amounts annually. Under the terms and conditions of the Plan, individual companies assume no liability for future pension or benefit costs associated with the Plan. The government reimburses the Company for all pension related costs as a direct project cost. For the years ended December 25, 2011 and December 26, 2010, the total expense was $942,369 and $787,795, respectively. The amounts represented less than five percent of the total Plan contributions during each year respectively. As of December 25, 2011, the Plan was not subject to a funding improvement Plan. As of December 25, 2011, the Plan was funded at an amount greater than 80% of future benefits. For the years ending December 25, 2011 and December 26, 2010, 157 and 160 employees participated in the Plan respectively. Additional information is publically available in the Plan’s annual Form 5500 filing.

Additionally, ESHI employees are eligible to participate in a traditional, employer-sponsored 401(k) plan also administered by Fluor Hanford, Inc. For the years ended December 25, 2011, and December 26, 2010, employer contributions were $815,030 and $653,168, respectively.

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

GLENROSE INSTRUMENTS INC.

Note 9 – Earnings per share:

The Company’s earnings per share basic and diluted for the years ended December 25, 2011 and December 26, 2010 were as follows:

	2011	2010
Earnings per share
Earnings available to stockholders	$1,285,922	$1,149,399

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings per share - basic	$0.41	$0.37

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings per share - diluted	$0.41	$0.37

Anti-dilutive restricted stock outstanding	10,000	15,000
Anti-dilutive shares underlying stock options outstanding	168,000	173,000
Anti-dilutive convertible debentures	-	696,429

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

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. At December 25, 2011, the Company had cash of $12,305 in Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. At December 25, 2011, the Company had $451,406 in restricted assets that are comprised of certificates of deposits in Level 2 financial assets or liabilities.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 25, 2011:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	December 25,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (1)	$12,305	$12,305	$-	$-
Certificates of deposit (2)	451,406	-	451,406	-
Total Assets	$463,711	$12,305	$451,406	$-

__________________

(1)	Money market funds are included within short term investments.
(2)	Certificates of deposits are included within restricted assets. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

GLENROSE INSTRUMENTS INC.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 26, 2010:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	December 26,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds (1)	$12,305	$12,305	$-	$-
Certificates of deposit (2)	450,000	-	450,000	-
Total Assets	$462,305	$12,305	$450,000	$-

__________________

(1)	Money market funds are included within short term investments.
(2)	Certificates of deposits are included within restricted assets. The Company determines the fair value of certificates of deposits using information provided by the issuing bank which includes discounted expected cash flow estimates using current market rates offered for deposits with similar remaining maturities.

Note 11 - Income taxes:

Components of the provision for income taxes for the years ended December 25, 2011 and December 26, 2010 were as follows:

Provision (benefit) for income taxes	2011	2010
Current taxes:
Federal	$662,955	$18,130
State	-	-
Total current taxes	662,955	18,130

Deferred taxes:
Federal	73,099	(47,037)
State	-	-
Total deferred taxes	73,099	(47,037)
Total income tax provision (benefit)	$736,054	$(28,907)

The income tax expense for the years ended December 25, 2011 and December 26, 2010 varied from the amount computed by applying the federal statutory income tax rate to income before taxes. Reconciliation between the federal statutory taxes and effective taxes follows:

Reconciliation between federal statutory taxes and effective taxes	2011	2010

Federal taxes at the statutory rate applied to income before taxes	$687,472	$380,967
Add (deduct):
State income tax expense net of federal benefit	64,408	36,102
Stock-based compensation	12,577	24,985
Adjustment to valuation allowance	-	(453,574)
Other accruals and adjustments	(28,403)	(17,387)
Total income tax expense (benefit)	$736,054	$(28,907)

GLENROSE INSTRUMENTS INC.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 25, 2011 and December 26, 2010, were as follows:

Deferred taxes	2011	2010

Deferred tax liabilities:
Depreciable assets	$(598,660)	$(518,262)

Deferred tax assets:
Intangible assets	65,350	81,354
Accrued liabilities	507,248	479,584
NOL carryforwards	477,532	482,727
Valuation allowance	(477,532)	(478,366)
	572,598	565,299
Net deferred taxes	$(26,062)	$47,037

The Company recorded a tax provision of $736,054 in 2011 compared to a tax benefit of $28,907 in 2010. As of December 25, 2011, the Company had a deferred tax asset balance of $572,598 a portion of which is related to $1,284,794 of net operating losses at Lionville. These Lionville losses are subject to separate return limitation year treatment and may only be utilized against income from Lionville. As of December 25, 2011, the Company believed that it was more likely than not that it would not realize the balance of these Lionville assets, and therefore reduced the deferred tax asset by a valuation allowance in the amount of $477,532. The Lionville net operating losses expire by December 2029 and 2030, respectively.

As of December 25, 2011, the Company had no accrued liability for unrecognized tax benefits related to various federal and state income tax matters. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company recognizes interest and penalties relating to income tax matters in operating expenses. The Company’s tax years from 2006 to 2011 remain subject to examination by major tax jurisdictions.

Note 12 - Segment data:

The Company’s executive officers include Arvin Smith, Dr. Richard Chapman and Dr. Shelton Clark. Collectively, they are the Chief Operating Decision Maker, or CODM, as defined by Disclosures about Segments of an Enterprise and Related Information. The office of the CODM is responsible for assessing the performance of each segment, as well as the allocation of Company resources.

The Company currently operates three business segments: Environmental Services, Analytical Laboratories and Instruments. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the Company expects to begin marketing efforts in 2012. As of the date of this report the Company has not made any commitments, nor has it acquired any instrument businesses. Acquisition of instrument businesses is no longer a focus in the Company’s strategy. Intercompany costs and sales are eliminated in the consolidated financial statements.

GLENROSE INSTRUMENTS INC.

Segment data for the years ended December 25, 2011 and December 26, 2010 are included below:

	2011	2010

Revenues
Environmental Services	$34,464,753	$30,799,943
Analytical Laboratories	10,022,764	10,145,319
Instruments	-	-
	44,487,517	40,945,262
Cost of Sales
Environmental Services	31,213,256	28,255,733
Analytical Laboratories	8,738,954	8,479,524
Instruments	-	-
	39,952,210	36,735,257
Gross Profit
Environmental Services	3,251,497	2,544,210
Analytical Laboratories	1,283,810	1,665,795
Instruments	-	-
	4,535,307	4,210,005
General and administrative expenses
Environmental Services	1,500,838	1,507,384
Analytical Laboratories	401,823	420,200
Instruments	339,429	388,809
	2,242,090	2,316,393
Operating profit (Loss)
Environmental Services	1,750,659	1,036,826
Analytical Laboratories	881,987	1,245,595
Instruments	(339,429)	(388,809)
	2,293,217	1,893,612
Supplemental Disclosure
Depreciation Expense
Environmental Services	113,924	66,323
Analytical Laboratories	404,833	365,422
Instruments	-	-
	518,757	431,745
Capital Expenditures
Environmental Services	190,111	143,472
Analytical Laboratories	298,764	194,897
Instruments	-	-
	$488,875	$338,369

Total Assets
Environmental Services	9,414,532	8,905,345
Analytical Laboratories	3,132,814	4,250,758
Instruments	146,876	119,452
	$12,694,222	$13,275,555

Note 13 – Subsequent events:

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

