Form 10-Q
period 2012-03-25
GlenRose Instruments Inc.
filed 2012-05-09
CIK 1340095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Outstanding at March 25, 2012
Common Stock, $0.01 par value	3,112,647

GLENROSE INSTRUMENTS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING MARCH 25, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3

	Condensed Consolidated Balance Sheets –
	March 25, 2012 (unaudited) and December 25, 2011	3

	Condensed Consolidated Statement of Income –
	Three Months Ended March 25, 2012 and March 27, 2011 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows –
	Three Months Ended March 25, 2012 and March 27, 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T:	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	19

Item 6:	Exhibits	19

Signatures		20

References in this Form 10-Q to “we”, “us”, “our”, the “Company” “GlenRose Instruments” and “GlenRose” refers to GlenRose Instruments Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS

As of March 25, 2012 and December 25, 2011

	March 25,	December 25,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,553	$831,516
Short-term investments	12,305	12,305
Accounts receivable (net of allowances of $24,320 for 2012 and 2011, respectively)	5,106,774	3,932,918
Unbilled contract receivables	810,959	1,110,193
Due from related party	42,858	42,858
Supply inventory	63,482	61,758
Prepaid expenses	235,368	163,559
Other receivables	23,246	6,561
Deferred tax asset, current portion	292,060	290,281
Assets held for sale	1,185,941	1,178,306
Total current assets	7,775,546	7,630,255

Property, plant and equipment, net	1,394,416	1,527,206

Other assets
Restricted assets	451,381	451,406
Deposits	53,065	53,065
Deferred tax asset, net of current portion	207,926	207,926
Deferred financing costs	79,253	83,451
Goodwill	2,740,913	2,740,913
Total other assets	3,532,538	3,536,761

TOTAL ASSETS	$12,702,500	$12,694,222

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

As of March 25, 2012 and December 25, 2011

	March 25,	December 25,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,705,759	$2,228,321
Deferred revenue	172,697	172,697
Accrued expenses	418,540	342,736
Accrued employee-related costs	1,785,375	2,000,903
Line of credit payable	558,964	-
Term note payable, current portion	142,857	142,857
Notes payable, current portion	49,064	52,116
Due to related party	52,988	22,078
Capital lease obligations, current portion	12,225	11,915
Income taxes payable	197,722	283,635
Total current liabilities	5,096,191	5,257,258

Long-term liabilities
Term note payable, net of current portion	785,714	821,429
Note payable, net of current portion	14,629	24,619
Capital lease obligations, net of current portion	23,438	26,613
Deferred tax liability	551,500	524,269
Other long-term liabilities	21,048	24,037
Total liabilities	6,492,520	6,678,225

Stockholders' equity
Common stock ($0.01 par value; 10,000,000 shares authorized; 3,112,647 shares issued and outstanding at March 25, 2012 and December 25, 2011, respectively)	31,126	31,126
Additional paid-in-capital	8,009,275	8,004,229
Accumulated deficit	(1,830,421)	(2,019,358)
Total stockholders' equity	6,209,980	6,015,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,702,500	$12,694,222

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 25, 2012 and March 27, 2011

	Three Months Ended
	March 25,	March 27,
	2012	2011
	(unaudited)	(unaudited)

Revenues	$10,158,534	$10,856,322

Cost of sales	9,337,232	9,551,585

Gross profit from operations	821,302	1,304,737

General and administrative expenses	475,780	573,828

Operating income	345,522	730,909

Other income (expense)
Interest and other income	670	876
Interest expense	(43,716)	(69,433)
Total other expense	(43,046)	(68,557)

Income from operations, before income taxes	302,476	662,352

Provision for income taxes	(113,539)	(255,817)

Net income	$188,937	$406,535

Net income per share - basic and diluted	$0.06	$0.13

Weighted average shares outstanding - basic and diluted	3,102,647	3,102,647

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 25, 2012 and March 27, 2011

	March 25,	March 27,
	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,937	$406,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,298	122,441
Provision for deferred income taxes	25,452	(13,921)
Amortization of deferred financing costs	4,198	21,245
Stock-based compensation	5,046	11,154
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,173,856)	182,155
Unbilled contract receivables	299,234	70,271
Supply inventory	(1,724)	1,500
Prepaid expenses	(71,809)	(64,192)
Other receivables	(16,685)	(2,307)
Assets held for sale	(7,635)	-
Restricted assets	25	-
Increase (decrease) in:
Accounts payable	(522,562)	(142,465)
Accrued interest, related party	-	(11,960)
Due to related party	30,910	(8,002)
Other long-term liabilities	(2,989)	5,539
Other accrued liabilities	(225,637)	13,424
Net cash (used in) provided by operating activities	(1,325,797)	591,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,508)	(155,747)
Net cash used in investing activities	(10,508)	(155,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of convertible debentures	-	(575,000)
Advances on line of credit	5,509,590	-
Payments on line of credit	(4,950,626)	-
Payments on term note payable	(35,715)	-
Payments on notes payable	(13,042)	(3,410)
Principal payments on capital lease obligations	(2,865)	(2,585)
Net cash provided by (used in) financing activities	507,342	(580,995)

Net decrease in cash and cash equivalents	(828,963)	(145,325)
Cash and cash equivalents, beginning of the period	831,516	1,669,868
Cash and cash equivalents, end of the period	$2,553	$1,524,543

The accompanying notes are integral part of these consolidated financial statements

GLENROSE INSTRUMENTS INC.

Notes to Interim Financial Statements (Unaudited) for the period ending March 25, 2012

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

GlenRose Instruments, through Eberline Services and its subsidiaries, provides radiological services and operates a radiochemistry laboratory network, as well as provides radiological characterization and analysis, hazardous, radioactive and mixed waste management, and facility, environmental, safety and health management. The subsidiaries of Eberline Services are Eberline Services Hanford, Inc. or ESHI, Eberline Analytical Corporation, Benchmark Environmental Corp., or Benchmark, and Lionville Laboratory Inc., or Lionville.

As of March 25, 2012, the Company has three segments – the Environmental Services segment, the Analytical Laboratories segment and the Instruments segment. The Environmental Services operating segment provides radiological and waste management services primarily to the federal government in connection with the clean-up of the former and present atomic weapons and energy sites operated by the federal government. The Analytical Laboratories operating segment provides analytical radiological services and involves the operation of a radiochemistry laboratory network and a radioactive check source manufacturing facility. The Instruments segment was formed in 2006 with the intent to acquire instrument companies, which have well-established and proven technology. This segment also includes the research and development of a new line of instruments that the Company expects to begin manufacturing later this year. As of the date of this report the Company has not made any commitments, nor has it acquired any instrument businesses.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany transactions have been eliminated. In the opinion of management, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company's financial position at March 25, 2012, and the results of operations and cash flows for the three months ended March 25, 2012 and March 27, 2011. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 25, 2011.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

Fiscal Year

The Company’s fiscal year-end is the last Sunday of each calendar year. Each quarter is comprised of two four-week and one five-week period to ensure consistency in prior-year comparative analysis. The Company changed the fiscal year-end to the current format in 2006. The previous fiscal year-end was December 25, 2011.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and underlying assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GLENROSE INSTRUMENTS INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents and trade receivables. The Company’s cash equivalents are placed with certain financial institutions and issuers. At March 25, 2012, the Company had $201,381 of restricted cash that exceeded the Federal Deposit Insurance Corporation limit of $250,000.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides for an allowance for doubtful accounts on receivable balances based upon the expected collectability of such receivables. Federal and state governments collectively account for more than 90% of all revenues for the three month periods ended March 25, 2012 and March 27, 2011. Two of the Company’s customers account for more than 10% of revenue and trade accounts receivable. One customer represented approximately 71% and 81% of revenue and 27% and 58% of trade accounts receivable for the three months ended March 25, 2012 and March 27, 2011, respectively. The other customer represented approximately 8% and 0% of revenue and 32% and 4% of trade accounts receivable for the three months ended March 25, 2012 and March 27, 2011, respectively.

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

At March 25, 2012, the Company’s entire $2,740,913 goodwill balance was related to the Environmental Services segment which includes Eberline Services, ESHI and Benchmark. The Analytical Laboratories goodwill was written off in prior years. No goodwill impairment was identified during the year ended December 25, 2011. No events occurred or circumstances changed that required the Company to further test goodwill for impairment during the three month period ended March 25, 2012.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The amount of such provisions is based on various factors, such as the amount of taxable income in the current and prior periods, and the likelihood of continued taxable income. Additionally, management is responsible for estimating the probability that certain tax assets or liabilities can and will be utilized in future periods. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. The Company recorded a tax provision of $113,539 and $255,817 during the three month periods ended March 25, 2012 and March 27, 2011, respectively.

Earnings per Common Share

The Company computes basic net income per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income per common share using the treasury stock method. For purposes of calculating diluted net income per share, the Company considers shares issuable in connection with stock options and unvested restricted stock to be dilutive common stock equivalents when the exercise price is less than the average market price of the common stock for the period. There were no dilutive common shares during the three month period ended March 25, 2012. See “Note 5 – Earnings per Share.”

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

Recovery of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. No events occurred or circumstances changed at March 25, 2012, that would indicate that the remaining net book value of the Company’s long-lived assets is not recoverable.

GLENROSE INSTRUMENTS INC.

Assets Held for Sale

The Company owns property in Albuquerque, New Mexico. In 2009, the Company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At March 25, 2012, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the Company’s balance sheet. The assets held for sale balance of $1,185,941 also includes selling costs incurred to date of $37,477 and an accrual of $291,926 towards decommissioning of the site. In 2010, the Company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The Company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the Company applied for a shipment permit to transfer the remaining waste to an appropriate facility. The Company is currently communicating with NMED on the report in preparation for the demolition of the building. The Company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed. The Company expects to complete the sale in 2012.

 New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements and the Company does not expect it to have a material impact on the Company’s annual goodwill impairment assessment in the fourth quarter of 2012.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The implementation of this accounting pronouncement did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on the Company’s financial statements.

Note 2 – Debt:

On August 31, 2011, the Company entered into a line of credit agreement with Wells Fargo Bank for a $5,000,000 credit facility. The facility included a $1,000,000 term real-estate note, or Term Note, with a 7 year straight line amortization, at Libor plus 3.5%, and up to $4,000,000 in a revolving line of credit, or Line of Credit, for 5 years, at Libor plus 3.5%, based on a borrowing base of the Company’s trade receivables subject to certain adjustments. The Term Note and Line of Credit are payable by Eberline Services, ESHI, Eberline Analytical Corporation and Lionville, subsidiaries of the Company.

On August 31, 2011, the Company borrowed $1,000,000 against the Term Note and at March 25, 2012, the outstanding balance on the Term Note was $928,571. The Term Note is secured by the Company’s real estate assets which are included in fixed assets which at March 25, 2012, had a net book value of $1,394,416.

GLENROSE INSTRUMENTS INC.

At March 25, 2012, the outstanding balance on the Line of Credit was $558,964 and the undrawn portion was $3,441,036. The Line of Credit is secured by the Company’s trade receivables. The loan is also subject to various financial statement covenants.

In December 2010, the Company entered into a finance agreement with Ford Motor Credit. At March 25, 2012, the outstanding balance with Ford Motor Credit was $63,693 and it is classified on the Company’s balance sheet as Notes payable current and Notes payable long-term.

Annual principal payments on long-term debt at March 25, 2012 were as follows:

Periods Ending March 25,	Amount

2012	$155,266
2013	180,682
2014	152,135
2015	146,986
2016	142,858
2017 and thereafter	250,000
Total	$1,027,927

Note 3 – Commitments and Contingencies:

The Company and its subsidiaries lease facilities and equipment under various operating leases. Future minimum rental commitments for long-term, non-cancelable operating leases at March 25, 2012, are as follows:

Summary of Lease Obligations:

	2012	2013	2014	2015	Totals
Facilities	$77,376	$139,655	$49,128	$12,282	$278,441
Equipment	3,804	15,217	10,144	4,227	33,392
	$81,180	$154,872	$59,272	$16,509	$311,833

For the three month period ending March 25, 2012, rent expense was $91,225 and $88,155, respectively.

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

Note 4 – Stockholders’ Equity:

Stock-based compensation expense was $5,046 and $11,154 as of March 25, 2012 and March 27, 2011, respectively. At March 25, 2012, there were 10,000 shares of unvested restricted stock outstanding and 33,400 of unvested stock options outstanding.

GLENROSE INSTRUMENTS INC.

Note 5 – Earnings per Share:

Basic and diluted earnings per share for the three month periods ended March 25, 2012 and March 27, 2011 was as follows:

	Three Months
	March 25,	March 27,
	2012	2011
Earnings per share
Earnings available to stockholders	$188,937	$406,535

Weighted average shares outstanding - basic	3,102,647	3,102,647
Net earnings per share - basic	$0.06	$0.13

Assumed exercise of dilutive stock options and warrants	-	-
Weighted average shares outstanding - diluted	3,102,647	3,102,647
Net earnings per share - diluted	$0.06	$0.13

Anti-dilutive restricted stock outstanding	10,000	10,000
Anti-dilutive shares underlying stock options outstanding	167,000	172,000
Anti-dilutive convertible debentures	-	614,286

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 25, 2012, the Company had no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, line of credit payable, term note payable and notes payable.

The recorded values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value based on their short-term nature. The fair value of capital lease obligations and notes payable is estimated at its carrying value based on current market rates for instruments with similar maturities adjusted for applicable credit risk, which are Level 2 inputs. The carrying value of the Company’s line of credit and term loan approximates its fair value due to their variable interest rates, which are Level 2 inputs.

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

Segment data for the periods ending March 25, 2012 and March 27, 2011 are included below:

	Three Months Ended
	March 25,	March 27,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Environmental Services	$8,491,148	$7,958,195
Analytical Laboratories	1,667,386	2,898,127
Instruments	-	-
	10,158,534	10,856,322
Cost of Sales
Environmental Services	7,702,385	7,102,332
Analytical Laboratories	1,634,847	2,449,253
Instruments	-	-
	9,337,232	9,551,585
Gross Profit
Environmental Services	788,763	855,863
Analytical Laboratories	32,539	448,874
Instruments	-	-
	821,302	1,304,737
General and administrative expenses
Environmental Services	327,133	381,848
Analytical Laboratories	83,539	120,414
Instruments	65,108	71,566
	475,780	573,828
Operating profit (Loss)
Environmental Services	461,630	474,015
Analytical Laboratories	(51,000)	328,460
Instruments	(65,108)	(71,566)
	345,522	730,909
Supplemental Disclosure
Depreciation Expense
Environmental Services	38,264	23,505
Analytical Laboratories	105,034	98,936
Instruments	-	-
	143,298	122,441
Capital Expenditures
Environmental Services	8,925	52,462
Analytical Laboratories	1,583	103,285
Instruments	-	-
	$10,508	$155,747

	March 25,	December 25,
	2012	2011
	(unaudited)
Total Assets
Environmental Services	$9,236,189	$9,414,532
Analytical Laboratories	2,869,507	3,132,814
Instruments	596,804	146,876
	$12,702,500	$12,694,222

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

First Quarter 2012 Compared to First Quarter 2011

Revenues

Revenues in the first quarter of 2012 were $10,158,534 compared to $10,856,322 for the same period in 2011, a decrease of $697,788 or 6.4%. The decrease in revenues was primarily due to a decrease in our Analytical Laboratory revenues due to lower sample loads, offset by an increase in our Environmental Services revenues due to additional work at Hanford and Argonne National Laboratory.

Revenues from our Environmental Services in the first quarter of 2012 were $8,491,148 compared to $7,958,195 for the same period in 2011, an increase of $532,953 or 6.7%. Our Environmental Services contributed 83.6% to total revenues in the first quarter of 2012 compared to 73.3% for the same period in 2011. The increase in our Environmental Services revenue was due to increased work at Hanford and at Argonne National Laboratory. Our Los Alamos work continued in environmental well drilling and sampling but was at a lower level than the previous period in support of a restoration project. The work at the Argonne National Laboratory this quarter was in support of a characterization and survey project of a discontinued facility.

Revenues from our Analytical Laboratories in the first quarter of 2012 were $1,667,386 compared to $2,898,127 for the same period in 2011, a decrease of $1,230,741 or 42.5%. Our Analytical Laboratories contributed 16.4% to total revenues in the first quarter of 2012 compared to 26.7% for the same period in 2011. The decrease in revenues was the result of decreased sample loads from the Hanford site at both our Richmond and Lionville laboratories.

Cost of Sales

The cost of sales in the first quarter of 2012 was $9,337,232 compared to $9,551,585 for the same period in 2011, a decrease of $214,353 or 2.2%. While the cost of sales increased at our Environmental Services, the overall decrease in cost of sales was primarily due to decreased revenue at our Richmond and Lionville laboratories and their associated costs.

The cost of sales from our Environmental Services in the first quarter of 2012 was $7,702,385 compared to $7,102,332 for the same period in 2011, an increase of $600,053 or 8.4% primarily due to salaries of new employees and an increase in subcontracts. The increased subcontracts were at Los Alamos in support of the drilling project.

The cost of sales from our Analytical Laboratories in the first quarter of 2012 was $1,634,847 compared to $2,449,253 for the same period in 2011, a decrease of $814,406 or 33.3%, primarily due to cost reductions in staffing during the period. Early in the quarter we made significant cost reduction efforts by reducing staffing across the laboratory segment by 10 full time employees and reducing time for other employees. In addition, the lower sample volume resulted in lower variable material costs associated with the completion of samples.

Gross Profit

Gross profit in the first quarter of 2012 was $821,302 compared to $1,304,737 for the same period in 2011, a decrease of $483,435 or 37.1%. The gross profit margin decreased to 8.1% in the first quarter of 2012 from 12.0% for the same period in 2011. The gross profit from our Environmental Services in the first quarter of 2012 was $788,763 compared to $855,863 for the same period in 2011, a decrease of $67,100 or 7.8%. The gross profit from our Analytical Laboratories in the first quarter of 2012 was $32,539 compared to $448,874 for the same period in 2011, a decrease of $416,335. Our laboratories have certain fixed costs that need to be absorbed and the lower sample volume at the laboratories made it hard to cover those costs.

GLENROSE INSTRUMENTS INC.

Operating Expenses

General and administrative expenses in the first quarter of 2012 were $475,780 compared to $573,828 for the same period in 2011, a decrease of $98,048 or 17.1%. The general and administrative expenses decreased due to the reduction of two employees in the beginning of the year.

Operating Income

The operating income in the first quarter of 2012 was $345,522 compared to $730,909 for the same period in 2011. The operating income consisted of $461,630 at the Environmental Services and was decreased by a loss of $51,000 at the Analytical Laboratories and by corporate general and administrative expenses of $65,108. The decrease in operating income compared to the previous period was due to the decrease in operating income at our Analytical Laboratories and general and administrative costs related to increased business development efforts.

Other Income (Expense)

Other expenses in the first quarter of 2012 were $43,046 compared to $68,557 for the same period in 2011, a decrease of $25,511. Interest and other miscellaneous income in the first quarter of 2012 was $670 compared to $876 for the same period in 2011. The decrease was primarily due to a lower return on invested cash balances. Interest expense in the first quarter of 2012 was $43,716 compared to $69,433 for the same period in 2011 due a smaller principal amount outstanding on our loan balances and line of credit and due to the change in interest rates.

Provision for Income Taxes

The company recorded a tax provision of $113,539 in the first quarter of 2012 compared to $255,817 for the same period in 2011 at a 37.5% and 38.6% effective tax rate, respectively.

Net Income/Loss

Net income in the first quarter of 2012 was $188,937 compared to $406,535 for the same period in 2011.

Liquidity and Capital Resources

Consolidated working capital at March 25, 2012, was $2,679,355 compared to $2,372,997 at December 25, 2011. Included in working capital were cash, cash equivalents and short-term investments of $14,858 as of March 25, 2012, compared to $843,821 at December 25, 2011. The increase in working capital was primarily due to cash used by our accounts receivable and cash provided by the Line of Credit.

Cash used by operating activities was $1,325,797 in the first three months of 2012, compared to cash provided by operating activities of $591,417 for the same period in 2011. Our net receivables balance increased to $5,106,774 in the first three months of 2012, compared to $3,932,918 at December 25, 2011, resulting in a decrease in cash of $1,173,856 primarily due to timing of invoicing related to a new contract at Los Alamos. Our unbilled contract receivables decreased to $810,959 in the first three months of 2012 compared to $1,110,193 at December 25, 2011, resulting in an increase in cash of $299,234 due to timing of billings on our major cost-type contracts and the new fixed price contracts at Los Alamos. Our prepaid expenses increased to $235,368 in the first three months of 2012, compared to $163,559 at December 25, 2011, resulting in a decrease in cash of $71,809 primarily due to the payment and timing of normal operating expenses. Our other receivables increased to $23,246 in the first three months of 2012, compared to $6,561 at December 25, 2011, resulting in a decrease in cash of $16,685.

Accounts payable decreased to $1,705,759 in the first three months of 2012, compared to $2,228,321 at December 25, 2011 resulting in a decrease in cash of $522,562 due to normal accounts payable events such as liquidation of liabilities. Other accrued liabilities, including accrued expenses, accrued employee-related costs and income taxes payable, decreased to $2,401,637 in the first three months of 2012, compared to $2,627,274 at December 25, 2011, resulting in a decrease in cash of $225,637. Our due to related party increased to $52,988 in the first three months of 2012, compared to $22,078 at December 25, 2011, resulting in an increase in cash of $30,910.

The primary investing activities of the company’s operations included the purchase of equipment. The company continues to manage its capital expenditures very selectively and in the first three months of 2012, used $10,508 for purchases of equipment. The company’s financing activities provided $507,342 of cash in the first three months of 2012, primarily due to an advance by the Line of Credit.

GLENROSE INSTRUMENTS INC.

The company owns property in Albuquerque, New Mexico. In 2009, the company entered into an agreement, subject to closing conditions, with a buyer to sell the property for approximately $1.9 million. At March 25, 2012, $507,700 in land, $2,265,764 in buildings and improvements less $1,916,926 in accumulated depreciation is classified as “Assets held for sale” on the company’s balance sheet. The assets held for sale balance of $1,185,941 also includes selling costs incurred to date of $37,477 and an accrual of $291,926 towards decommissioning of the site. In 2010, the company submitted a detailed site assessment of the facility to the New Mexico Environmental Department, or NMED, as part of the closure process which was approved in June 2011. The company characterized and classified all radiological waste associated with the facility and all waste was crated and packaged for disposal in 2010. In January 2011, the company applied for a shipment permit to transfer the remaining waste to an appropriate facility. The company is currently communicating with NMED on the report in preparation for the demolition of the building. The company believes that it has adequately accrued for decommissioning of the site; however, it is possible that additional funds up to $100,000 may be needed. The company expects to complete the sale in 2012.

On August 31, 2011, the company entered into a credit agreement with Wells Fargo Bank for a $5,000,000 credit facility. The facility included a $1,000,000 term real-estate note with a 7 year straight line amortization, at Libor plus 3.5%, and up to $4,000,000 in a revolving line of credit for 5 years, at Libor plus 3.5%. As of March 25, 2012, the balance outstanding on the Term Note was $928,571 and the balance outstanding on the revolving line of credit was $558,964.

The company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, available borrowings under the Line of Credit and potential future property sales in Albuquerque, New Mexico and Richmond California will enable it to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months.

The company’s ability to continue to access capital, however, could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of the Company’s potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to the Company and any deterioration in the financial position of lenders that might make them unable to meet their obligations to the Company.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements above and are those that are incorporated in the Company’s Annual Report on Form 10-K filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and the Financial Review in the Company’s Annual Report on Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Changes in Internal Controls over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the period ending March 25, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLENROSE INSTRUMENTS INC.

PART II – OTHER INFORMATION

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 25, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6:  Exhibits

Exhibit Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith

** Furnished herewith

GLENROSE INSTRUMENTS INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2012.

GLENROSE INSTRUMENTS INC.
(Registrant)

By:	/s/ ARVIN H. SMITH
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

